Form 10-Q
period 1996-05-04
SOLO SERVE CORP
filed 1996-06-17
CIK 884941

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


       [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MAY 4, 1996
                                       OR
       [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

       For the Transition period from  _________________ to _________________

          Commission file number             0-19994
                                ---------------------------------------------


                            SOLO SERVE CORPORATION
                      ----------------------------------
             (Exact name of registrant as specified in its charter)

   Delaware                                                 74 - 2048057
   ------------------------------------------------------------------------
   (State or other jurisdiction of incorporation           (I.R.S. Employer
                       or organization)                     Identification No.)

                 1610 Cornerway Blvd., San Antonio, Texas 78219
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (210) 662-6262
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X         NO
   ----------       ----------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 2, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES               NO
   ----------       ----------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the issuer's Common Stock, par value $.01 per share, and Preferred Stock, par value $.01 per share, outstanding as of April 30, 1996, were 2,856,126 and 1,388,889 shares, respectively.

                                     INDEX




                         PART I - FINANCIAL INFORMATION

                                                                                               PAGE
ITEM 1.      Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . .        3

             Consolidated Balance Sheets, April 29, 1995 (unaudited),
             February 3, 1996 and May 4, 1996 (unaudited)  . . . . . . . . . . . . . . .        3

             Consolidated Statements of Operations, thirteen weeks ended
             April 29, 1995 (unaudited) and May 4, 1996 (unaudited)  . . . . . . . . . .        4

             Consolidated Statements of Cash Flows, thirteen weeks ended
             April 29, 1995 (unaudited) and May 4, 1996 (unaudited)  . . . . . . . . . .        5

             Notes to Consolidated Financial Statements
             (unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6

ITEM 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . .        9


                                      PART II - OTHER INFORMATION


ITEM 1.      Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13

ITEM 6.      Exhibits and Reports on Form 8 - K  . . . . . . . . . . . . . . . . . . . .       13

             Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

                                     PART I
ITEM I.  Financial Statements

                             SOLO SERVE CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                   APRIL 29,        FEBRUARY 3,          MAY 4,
         ASSETS                                                       1995             1996               1996
                                                                -------------------------------------------------
                                                                  (unaudited)                          (unaudited)
CURRENT ASSETS:
   Cash                                                         $   9,789,807     $     771,527      $  1,344,773
   Inventory                                                       22,290,623        14,210,180        15,459,253
   Other current assets                                             2,151,616         2,273,630         2,255,850
                                                                -------------------------------------------------
         Total current assets                                      34,232,046        17,255,337        19,059,876

Property and equipment, net                                        17,386,726        15,634,267        15,071,813
Goodwill and service marks, net                                       499,999           410,000           380,000
Receivables from factors                                            1,590,205                 -                 -
                                                                -------------------------------------------------

         TOTAL ASSETS                                           $  53,708,976     $  33,299,604      $ 34,511,689
                                                                =================================================

         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES NOT SUBJECT TO COMPROMISE:
   CURRENT LIABILITIES:
   Current portion of long-term debt                            $           -     $     683,951      $    696,141
   Accounts payable                                                 7,098,573         3,426,821         4,334,776
   Accrued expenses                                                 3,916,726         3,210,010         3,816,412
                                                                -------------------------------------------------
         Total current liabilities                                 11,015,299         7,320,782         8,847,329

Long-term debt                                                          5,000        15,135,885        16,259,862
Postretirement benefit obligation                                     501,300           565,200           560,200

LIABILITIES SUBJECT TO COMPROMISE                                  32,679,653           460,612                 -
                                                                -------------------------------------------------

         TOTAL LIABILITIES                                         44,201,252        23,482,479        25,667,391
                                                                -------------------------------------------------


STOCKHOLDERS' EQUITY:
 Preferred stock                                                            -            13,889            13,889
 Common stock                                                          57,123            28,562            28,562

 Capital in excess of par value                                    21,895,618        24,410,290        24,410,290

Retained deficit                                                 (12,445,017)      (14,635,616)      (15,608,443)
                                                                -------------------------------------------------

         TOTAL STOCKHOLDERS' EQUITY                                 9,507,724         9,817,125         8,844,298
                                                                -------------------------------------------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  53,708,976     $  33,299,604      $ 34,511,689
                                                                =================================================







   The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                                        THIRTEEN WEEKS ENDED
                                                                                     -----------------------------
                                                                                        APRIL 29,        MAY 4,
                                                                                          1995            1996
                                                                                     -----------------------------
 Net Sales                                                                           $  25,176,461    $ 22,259,970

 Cost of goods sold (including buying and distribution, excluding depreciation
    shown below)                                                                        19,094,138      15,744,332
                                                                                     -----------------------------

 Gross Profit                                                                            6,082,323       6,515,638

 Selling, general, and administrative expenses                                           7,427,190       6,476,008

 Depreciation and amortization expenses                                                    757,267         643,895
                                                                                     -----------------------------
 Operating loss                                                                        (2,102,134)       (604,265)

 Interest expense                                                                          165,205         368,562
                                                                                     -----------------------------
 Loss before reorganization items and taxes                                            (2,267,339)       (972,827)
                                                                                     -----------------------------
 Reorganization items
     Provision for other reorganization expenses                                           496,146               0
     Interest earned on accumulated cash resulting from Chapter 11 proceedings           (122,844)               0
                                                                                     -----------------------------
                                                                                           373,302               0
                                                                                     -----------------------------
 Loss before taxes                                                                     (2,640,641)       (972,827)
 Income tax expense (benefit)
     Current                                                                                     0               0
     Deferred                                                                                    0               0
                                                                                     -----------------------------
                                                                                                 0               0
                                                                                     -----------------------------
 Net loss                                                                            $ (2,640,641)    $  (972,827)
                                                                                     =============================
 Loss per common share                                                               $       (.93)    $      (.34)
                                                                                     =============================

 Weighted average common shares outstanding                                              2,849,867       2,856,126
                                                                                     =============================






   The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                                                                        THIRTEEN WEEKS ENDED
                                                                                   APRIL 29, 1995       MAY 4, 1996
                                                                                   --------------------------------
      NET LOSS                                                                      $ (2,640,641)      $  (972,827)
      ADJUSTMENTS TO RECONCILE NET LOSS TO CASH FROM OPERATIONS:
         Depreciation and Amortization                                                    757,267           643,895
        Changes in Assets and Liabilities:
         (Increase) decrease in Inventory                                             (7,341,793)       (1,249,073)
         (Increase) decrease in Other Current Assets                                      303,533            17,780
         (Increase) decrease in Other Non-Current Assets                                   72,730
         Increase (decrease) in Accounts Payable                                        2,128,381           907,955
         Increase (decrease) in Accrued Expenses                                        (314,852)           606,402
         Increase (decrease) in Non Current Liabilities                                         -           (5,000)
                                                                                   --------------------------------
          Total adjustments                                                           (4,394,734)           921,959
                                                                                   --------------------------------
         Net cash used by operations before reorganization items                      (7,035,375)          (50,868)

      OPERATING CASH FLOW FROM REORGANIZATION ITEMS:
         Provision for other reorganization expenses                                      496,146         (460,612)
         Payments on allowed claims                                                     (589,902)                 -
                                                                                   --------------------------------
         Net cash used by operations:                                                 (7,129,131)         (511,480)
                                                                                   --------------------------------

      CASH FLOWS FROM INVESTING ACTIVITIES:
         Investment in Property & Equipment                                             (102,265)          (51,442)
                                                                                   --------------------------------
      CASH USED IN INVESTING ACTIVITIES                                                 (102,265)          (51,442)
                                                                                   --------------------------------

      CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
         Borrowings under line of credit agreement                                                       24,887,129
         Payments under line of credit agreement                                                -      (23,577,129)
         Payments on long-term debt                                                      (62,354)         (173,832)
                                                                                   --------------------------------
         Net cash provided (used) by finance activities                                  (62,354)         1,136,168
                                                                                   --------------------------------

      NET INCREASE (DECREASE) IN CASH                                                 (7,293,750)           573,246
      CASH AT BEGINNING OF YEAR                                                        17,083,557           771,527
                                                                                   --------------------------------
      CASH AT END OF PERIOD                                                          $  9,789,807      $  1,344,773
                                                                                   ================================
      SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
         Interest                                                                   $     165,434     $     360,735





   The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1:
The financial statements as of April 29, 1995 and May 4, 1996, and for the thirteen week periods ended April 29, 1995 and May 4, 1996 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of Solo Serve Corporation (the "Company") as of May 4, 1996, and the results of operations and cash flows for the periods presented. Such adjustments are of a normal and recurring nature except for the adjustment resulting from the reorganization discussed in Note
2. The results of operations for the thirteen week period is not necessarily indicative of the operating results for a full year or of future operations. These unaudited financial statements should be read in conjunction with financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

With respect to the unaudited financial information of the Company as of April 29, 1995 and May 4, 1996 and for the thirteen weeks ended April 29, 1995 and May 4, 1996, Price Waterhouse LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report appearing as Exhibit 99.

NOTE 2:
On July 21, 1994 (the "Petition Date"), the Company filed a petition (the "Filing") under Chapter 11 of the Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Western District of Texas (the "Bankruptcy Court"). On July 6, 1995, the Bankruptcy Court approved a Proposed Plan of Reorganization (the "Plan") jointly sponsored by the Official Committee of Unsecured Creditors and Texas Commerce Bank San Antonio, N.A. ("TCB"), which became effective on July 18, 1995. Under the Plan, the Unsecured Creditors agreed to a distribution of 72.5% of pre-petition unsecured allowed claims.
The total amount of pre-petition unsecured allowed claims was $15.6 million. Additionally, the Plan allowed for cash distributions for certain secured and priority claims which totaled $2.2 million. On the effective date of the Plan, the Company issued 1,388,889 shares of convertible Preferred Stock for an aggregate consideration of $2.5 million. All of the Preferred Stock was purchased by General Atlantic Corporation ("GAC"), the Company's largest stockholder. On July 31, 1995, the Company disbursed $10.2 million to its creditors in accordance with the First Distribution as proposed by the Plan. The second and final distribution, which occurred on December 20, 1995, was approximately $3.5 million. The second distribution was financed in part by $2.5 million of funds in escrow which were the proceeds from the sale of the Company's Preferred Stock. On April 17, 1996, the Bankruptcy Court entered the Final Decree, which administratively closed Solo Serve's Chapter 11 bankruptcy case.

Pursuant to the Plan the Company's existing common stock was subject to a one-for-two reverse split. The Preferred Stock issued in connection with the Plan has a liquidation value of $1.80 per share, is convertible to an equal number of common shares, has voting rights on an as converted basis, and pays no preferential dividends. With the issuance of Preferred Stock mentioned above, GAC has increased its percentage ownership of the voting shares of the Company to approximately 62% from its pre-reorganization interest of approximately 44%.

The settlement of the Company's pre-petition liabilities reduced the Company's net operating loss carryforwards and other tax credit carryforwards by approximately $4.2 million. The above mentioned equity infusion by GAC has not caused an ownership change that would limit the future utilization of the Company's remaining net operating loss carryforwards and other tax credit carryforwards. However, future ownership changes could result in such limitations.

In an effort to improve the Company's financial performance and in connection with the Company's bankruptcy reorganization, the Company reduced the number of stores, implemented expense reductions commensurate with the downsizing of the total stores in operation, and improved liquidity by restructuring its pre-petition debt and obtaining a new credit facility. Since the effective date of the Plan, the Company has continued to experience lower than anticipated sales and continuing operating losses. The Company's business continues to be affected by a number of factors, including, but not limited to, the continuing weakness in the apparel industry, unfavorable economic conditions in the Company's principal markets and other business risks, many of which are not within the Company's control. In addition, the Company continues to experience increased competitive pressure on both price points and market share. Increased competitive pricing and promotional strategies have put significant downward pressure on price points, and competitors have opened additional store locations in the Company's principal markets. While the Company has maintained inventory at planned levels, continuing unfavorable business conditions and financial performance have heightened vendor and factor concern regarding the Company's creditworthiness, which could adversely affect the Company's ability to receive sufficient trade credit support to acquire adequate levels of inventory in the future.

For 1996, management has developed and is implementing a business strategy which seeks to achieve higher gross margins on lower comparable store sales than in fiscal 1995. The key elements of this strategy are lower average store inventories, quick price reduction on slower moving merchandise, constant flow of fresh merchandise, less promotional activity , selectively higher initial markups and a reduced expense structure. Although management believes the current business strategy is appropriate in light of business conditions and recent sales trends, the Company has continued to experience operating losses and no assurance can be given that the Company will be successful in its efforts to improve sales and operations and reverse recent operating trends.

NOTE 3:

Long-term debt consists of the following:


                                                                      APRIL 29, 1995     FEBRUARY 3, 1996     MAY 4, 1996
                                                                      ---------------------------------------------------
Notes payable to bank, interest at prime plus 1/2%
   (8.75% at May 4, 1996) secured by properties                                    -        $   5,437,572    $  5,361,302

Note payable to insurance company, interest at 8%; secured by
   equipment and properties                                                        -            1,006,861         921,297

Mortgage notes payable to insurance companies, interest at 9.5%;
   secured by the distribution center                                              -            5,810,403       5,798,404

Congress Loan Agreement, interest at prime plus 1%
   (9.25% at May 4, 1996); secured primarily by inventory                      5,000            3,565,000       4,875,000
                                                                      ---------------------------------------------------
                                                                               5,000           15,819,836      16,956,003

Less current portion                                                               -              683,951         696,141
                                                                      ---------------------------------------------------

Long-term portion                                                           $  5,000         $ 15,135,885    $ 16,259,862
                                                                      ===================================================


As part of its Plan of Reorganization, the Company restructured its pre-petition secured indebtedness. Under the Plan, the Company assumed a $5.8 million mortgage note, secured by the Company's corporate office and distribution center in San Antonio, Texas. The mortgage note carries an interest rate of 9.46% per annum and requires monthly payments of $49,773 until December 2002, when the balance is due. The Company also modified and assumed a note payable to MetLife Capital Corporation ("MetLife"), which is secured by various equipment and fixtures located at the corporate office and certain stores. The MetLife note carries an interest rate of 8.0% and requires equal monthly payments, including principal and interest, of $35,044. The Company also entered into a term note payable to TCB which carries an interest rate of prime plus one-half percent and is due in equal monthly installments of principal and interest of $64,117 until January 1999, when the balance is due.

The Company entered into a loan agreement with Congress Financial Corporation (Southwest) ("Congress") on June 20, 1995, which became effective on the effective date of the Plan. Under the terms of the loan agreement, which is in effect until July 1998, the Company may borrow up to its borrowing base as calculated pursuant to the loan agreement, which may not exceed $15.0 million. The proceeds of the loan may be used for letters of credit, working capital, and general corporate purposes. The loan as amended is a revolving loan with a borrowing base formula which limits the amount of available credit to 52% of the Company's eligible inventory during the period of September 1st to December 20th of each year and to 42% of the Company's eligible inventory during any other period less (i) a percentage of undrawn amounts on letters of credit and
(ii) availability reserves established from time to time by the lender. The loan bears interest at prime plus 1%. In addition, the Company pays a commitment fee equal to 1/2% per annum of the amount of the unused facility. The loan is secured by substantially all the assets of the Company other than those subject to other existing liens.

The Company and Congress have amended certain financial covenants in the loan agreement to the following:

                                                                        Millions of Dollars
                                                                        -------------------
                                                         Fiscal 1996        Fiscal 1997       Fiscal 1998
                                                         -----------        -----------       -----------
              Minimum working capital                          $ 7.2              $ 9.0             $ 9.0

              Minimum net worth                                  7.5               10.7              10.7

              Limitation on capital expenditures*                2.5                2.5               2.5

*Net of insurance or other proceeds resulting from the disposal or sale of fixed assets.

Under the loan agreement, Congress may establish and revise availability reserves in its sole discretion to cover risks or events it perceives may affect its security under the loan or the business or prospects of the Company. As of the balance sheet date, the availability reserve under the loan agreement approximates $1.4 million. As a result of the formula by which the borrowing base is calculated, an increase in availability reserves restricts the Company's access to borrowings under the credit facility.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                NUMBER OF STORES

                                            FISCAL 1995         FISCAL 1996
                                            -----------         -----------
Beginning of year                                    30                  29
First Quarter Additions                               0                   0
First Quarter Dispositions                            0                   0
                                            -----------         -----------

END OF FIRST QUARTER                                 30                  29
                                            ===========         ===========


RESULTS OF OPERATIONS

The following table sets forth certain financial data of the Company expressed as a percentage of net sales for the thirteen weeks (first quarter) ended April 29, 1995 and May 4, 1996.



                            PERCENTAGE OF NET SALES


                                                                              THIRTEEN WEEKS ENDED
                                                                         APRIL 29, 1995    MAY 4, 1996
                                                                         -----------------------------
      Net Sales                                                              100.0%           100.0%
      Cost of goods sold, including buying and distribution costs             75.8             70.7
                                                                         -----------------------------
      Gross Margin                                                            24.2             29.3
      Selling, general and administrative expenses                            29.5             29.1
      Depreciation and amortization                                            3.0              2.9
                                                                         -----------------------------
      Operating Income (Loss)                                                 (8.3)            (2.7)
      Interest expense                                                          .7              1.7
                                                                         -----------------------------
      (Loss) before reorganization items and taxes                            (9.0)            (4.4)
      Reorganization items                                                     1.5              -
                                                                         -----------------------------
      (Loss) before provision for taxes                                      (10.5)            (4.4)
      Provision for income taxes                                               -                -
                                                                         -----------------------------
      Net (Loss)                                                             (10.5)            (4.4)
                                                                         =============================

         THIRTEEN WEEKS (FIRST QUARTER) ENDED APRIL 29, 1995 VERSUS
                      THIRTEEN WEEKS ENDED MAY 4, 1996


Plan of Reorganization

On July 21, 1994 (the "Petition Date"), the Company filed a petition (the "Filing") under Chapter 11 of the Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Western District of Texas (the "Bankruptcy Court"). On July 6, 1995, the Bankruptcy Court approved a Proposed Plan of Reorganization (the "Plan") jointly sponsored by the Official Committee of Unsecured Creditors and Texas Commerce Bank San Antonio, N.A. ("TCB"), which became effective on July 18, 1995. Under the Plan, the Unsecured Creditors agreed to a distribution of 72.5% of pre-petition unsecured allowed claims. The total amount of pre-petition unsecured allowed claims was $15.6 million. Additionally, the Plan allowed for cash distributions for certain secured and priority claims which totaled $2.2 million. On the effective date of the Plan, the Company issued 1,388,889 shares of convertible Preferred Stock for an aggregate consideration of $2.5 million. All of the Preferred Stock was purchased by General Atlantic Corporation ("GAC"), the Company's largest stockholder. On July 31, 1995, the Company disbursed $10.2 million to its creditors in accordance with the First Distribution as proposed by the Plan. The second and final distribution, which occurred on December 20, 1995, was approximately $3.5 million. The second distribution was financed in part by $2.5 million of funds in escrow which were the proceeds from the sale of the Company's Preferred Stock. On April 17, 1996, the Bankruptcy Court entered the Final Decree, which administratively closed Solo Serve's Chapter 11 bankruptcy case.

Pursuant to the Plan the Company's existing common stock was subject to a one-for-two reverse split. The Preferred Stock issued in connection with the Plan has a liquidation value of $1.80 per share, is convertible to an equal number of common shares, has voting rights on an as converted basis, and pays no preferential dividends. With the issuance of Preferred Stock mentioned above, GAC has increased its percentage ownership of the voting shares of the Company to approximately 62% from its pre-reorganization interest of approximately 44%.

The settlement of the Company's pre-petition liabilities reduced the Company's net operating loss carryforwards and other tax credit carryforwards by approximately $4.2 million. The above mentioned equity infusion by GAC has not caused an ownership change that would limit the future utilization of the Company's remaining net operating loss carryforwards and other tax credit carryforwards. However, future ownership changes could result in such limitations.

In an effort to improve the Company's financial performance and in connection with the Company's bankruptcy reorganization, the Company reduced the number of stores, implemented expense reductions commensurate with the downsizing of the total stores in operation, and improved liquidity by restructuring its pre-petition debt and obtaining a new credit facility. Since the effective date of the Plan, the Company has continued to experience lower than anticipated sales and continuing operating losses. The Company's business continues to be affected by a number of factors, including, but not limited to, the continuing weakness in the apparel industry, unfavorable economic conditions in the Company's principal markets and other business risks, many of which are not within the Company's control. In addition, the Company continues to experience increased competitive pressure on both price points and market share. Increased competitive pricing and promotional strategies have put significant downward pressure on price points, and competitors have opened additional store locations in the Company's principal markets. While the Company has maintained inventory at planned levels, continuing unfavorable business conditions and financial performance have heightened vendor and factor concern regarding the Company's creditworthiness, which could adversely affect the Company's ability to receive sufficient trade credit support to acquire adequate levels of inventory in the future.

Recent Developments

For 1996, management has developed and is implementing a business strategy which seeks to achieve higher gross margins on lower comparable store sales than in fiscal 1995. The key elements of this strategy are lower average store inventories, quick price reduction on slower moving merchandise, constant flow of fresh merchandise, less promotional activity, selectively higher initial markups and a reduced expense structure. The Company has implemented cost reduction programs designed to increase labor productivity, reduce advertising costs, and restructure associate benefit plans. The Company is continuing to evaluate additional opportunities to reduce expenses. Although management believes the current business strategy is appropriate in light of business conditions and recent sales trends, the Company has continued to experience operating losses and no assurance can be given that the Company will be successful in its efforts to improve sales and operations and, reverse recent operating trends.

As part of its business strategy, management has reduced promotional activity in fiscal 1996. This change in promotional activity may be one of the factors contributing to lower comparable store sales during comparable periods with heavy promotional activity in the prior year. However, sales during the first quarter of fiscal 1996 and for May 1996 have been below management's expectations. Comparable store sales were down 10.8% for the first quarter and 10.2% during the seventeen weeks ended June 1, 1996.

Since the close of the first quarter, Timothy L. Grady, the Company's Chief Operating Officer and principal financial officer, and Janet S. Pollock, the Company's Vice-President-Human Resources, resigned to accept other job opportunities. Mr. Grady's duties have been assumed by the Controller and various management personnel in different functional areas of the Company, and Ms. Pollock's duties have been assumed by the Director of Human Resources. The Company has historically operated with very few officer-level executives. The Company has initiated efforts to identify a candidate for Chief Financial Officer and on an interim basis may seek additional management support from consultants or other non-employee resources. The loss of additional management personnel and/or buying staff could further impede the Company's efforts to improve operating performance.

Results of Operations

The Company's net sales for the first quarter ended May 4, 1996 were $22.3 million as compared to $25.1 million during the first quarter of fiscal 1995. The majority of the sales decrease is attributable to a decline in comparable store sales of 10.8%. Management attributes the comparable store sales decrease principally to increased competitive pressures in its market areas, continuing unfavorable economic conditions in the Company's principal markets, less promotional activity, and lower inventories than in the comparable periods of fiscal 1995.

Gross margin for the first quarter of 1996 increased by $433,000 to $6.5 million from $6.1 million in the first quarter of the prior year. Gross margin as a percentage of net sales increased to 29.3% from 24.2% during the comparable period of the prior year. The increased gross margin during the first quarter of 1996 resulted principally from reduced promotional activity, selectively higher initial markups, and lower inventories than in the comparable periods of fiscal 1995.

For the first quarter of fiscal 1996, selling, general and administrative expenses decreased $951,000 to $6.5 million from $7.4 million in 1995. This is principally a result of reduced advertising costs and other cost reductions in labor and benefits. Selling, general and administrative expenses as a percentage of sales decreased to 29.1% from 29.5% for the comparable period of the prior year.

Depreciation and amortization in the first quarter of 1996 decreased 15% to $644,000 from $757,000 in 1995 due to certain assets becoming fully depreciated during 1995 and operating one less store in the first quarter of fiscal 1996.

The Company recorded an operating loss of $604,000 during the first quarter of fiscal 1996 as compared to $2.1 million in 1995.

The Company recorded net interest expense for the first quarter of 1996 of $369,000 as compared to $165,000 during the first quarter of 1995. As a result of the Chapter 11 filing, the Company did not accrue interest on unsecured pre-petition indebtedness. After July 18, 1995, the effective date upon which the Company's Plan was adopted, interest expense has accrued on all interest bearing obligations.

Liquidity and Capital Resources

During the first quarter of 1996, $511,000 of cash was used for operating activities. Capital expenditures were $51,000 and consisted primarily of replenishment and refurbishment of existing equipment and facilities.

As part of its Plan of Reorganization, the Company restructured its pre-petition secured indebtedness. Under the Plan, the Company assumed a $5.8 million mortgage note, secured by the Company's corporate office and distribution center in San Antonio, Texas. The mortgage note carries an interest rate of 9.46% per annum and requires monthly payments of $49,773 until December 2002, when the balance is due. The Company also modified and assumed a $1.2 million note payable to MetLife Capital Corporation ("MetLife"), which is secured by various equipment and fixtures located at the corporate office and certain stores. The MetLife note carries an interest rate of 8.0% and requires equal monthly payments, including principal and interest, of $35,044. The Company also entered into a $5.6 million term note payable to TCB which carries an interest rate of prime plus one-half percent and is due in equal monthly installments of principal and interest of $64,117 until January 1999, when the balance is due.

The Company entered into a loan agreement with Congress Financial Corporation (Southwest) ("Congress") on June 20, 1995, which became effective on the effective date of the Plan. Under the terms of the loan agreement, which is in effect until July 1998, the Company may borrow up to its borrowing base as calculated pursuant to the loan agreement, which may not exceed $15.0 million. The proceeds of the loan may be used for letters of credit, working capital, and general corporate purposes consistent with past practices. The loan as amended is a revolving loan with a borrowing base formula which limits the amount of available credit to 52% of the Company's eligible inventory during the period of September 1st to December 20th of each year and to 42% of the Company's eligible inventory during any other period less (i) a percentage of undrawn amounts on letters of credit and (ii) availability reserves established from time to time by the lender. The loan bears interest at prime plus 1%. In addition, the Company pays a commitment fee equal to 1/2% per annum of the amount of the unused facility. The loan is secured by substantially all the assets of the Company other than those subject to other existing liens.

The Company and Congress have amended certain financial covenants in the loan agreement to require minimum working capital of $7.2 million, minimum net worth of $7.5 million, and a $2.5 million limitation on capital expenditures, net of insurance or other proceeds resulting from the disposal or sale of fixed assets, for the remainder of fiscal 1996. Under the loan agreement, Congress may establish and revise availability reserves in its sole discretion to cover risks or events it perceives may affect its security under the loan or the business or prospects of the Company. As a result of the formula by which the borrowing base is calculated, an increase in availability reserves restricts the Company's access to borrowings under the credit facility. The current availability reserve under the loan agreement approximates $1.5 million.

The Company increases its inventory levels periodically in anticipation of key selling periods. Inventory peaks in late November, in anticipation of the Christmas selling season. Short-term trade credit represents a significant source of financing for merchandise inventories. Trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases and is either financed by the vendor or a third-party factor. One of the key elements of the Company's business strategy for fiscal 1996 is lower average store inventories. At the end of April 1996, the Company had comparable store inventories 18.5% below April 1995. Additionally, the Company has decreased the Packaway inventories at the San Antonio distribution center by $2.7 million from April 1995. While the Company has maintained inventory at planned levels, continuing unfavorable business conditions and financial performance have heightened vendor and factor concern regarding the Company's creditworthiness, which could adversely affect the Company's ability to receive sufficient trade credit support to acquire adequate levels of inventory in the future. In this event, the Company would initially seek to reduce its level of inventory purchases, including Packaways, and might increase its promotional activity in an effort to increase cash receipts. In order to enhance liquidity, the Company is seeking access to additional borrowings and, if necessary, would also consider additional measures designed to enhance liquidity, which could include, but not be limited to, reducing its current scale of operations and selling non-essential assets, principally real estate. No assurance can be given that the Company will be successful in these efforts.

Although management believes the current business strategy is appropriate in light of business conditions and recent sales trends, the Company has continued to experience operating losses and no assurance can be given that the Company will be successful in its efforts to improve sales and operations and reverse recent operating trends. In addition to continuing efforts to improve operating results, the Company, with the assistance of its financial advisor, continues to evaluate strategic alternatives, which could include, among other things, a reduction in the current scale of operations by closing or selling stores in certain markets or a sale of the Company.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

         From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In the opinion of management, the outcome of this litigation will not have a material effect on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The following Exhibits are incorporated by reference to the filing indicated or are included following the Index to Exhibits:

              Exhibit
              Number    Description of Exhibit
              -------   ----------------------
              2.1       First Amended Plan of Reorganization of Solo Serve Corporation dated May 17, 1995 (6)
              2.2       Non-material Modifications  to  First  Amended  Plan  of  Reorganization  of  Solo  Serve
                        Corporation, entered July 6, 1995 (6)
              3.1       Restated Certificate of Incorporation of the Company (7)
              3.2       Certificate of Designation of Rights and Preferences of Preferred Stock (7)
              3.3       Bylaws of the Company, as amended and restated (9)
              4.1       Specimen  Certificate for Common  Stock of the Registrant  (representing shares of common stock of  the Company  after giving  effect to  the previously  reported 2-for-1  reverse split effected July 18, 1995) (9)
              10.1      Registration Rights Agreement  among General Atlantic  Corporation, Robert  J. Grimm  and the Company (1)
              10.2      Agreement Regarding Tax Consequences of  Deconsolidation between the Company  and General
                        Atlantic Corporation (1)
              10.3      Tax Allocation Agreement between the Company and General Atlantic Corporation (1)
              10.4      Form of Indemnity Agreement between Directors, Executive Officers and the Company (1)
              10.5      Associate Stock Purchase Plan of the Company (2)
              10.6      Retirement Savings Plan and Trust of the Company (2)
              10.7      Mortgage Note A, dated November 20, 1992, in principal  amount of $4,940,000, with the
                        Company as Maker and Nationwide Life Insurance Company as Holder (2)
              10.8      Mortgage Note B, dated November 20, 1992, in principal  amount of $1,000,000, with the
                        Company as Maker and Employers Life Insurance Company of Wausau as Holder (2)
              10.9      Asset Purchase Agreement between the Company and Ross Stores, Inc. (3)
              10.10     Employment Agreement between the Company and David P. Dash (4)
              10.11     Employment Agreement between the Company and Robert J. Grimm, as amended (5)
              10.12     Subscription Agreement between the Company and General Atlantic Corporation (7)
              10.13     Solo Serve Corporation 1995 Stock Incentive Plan (8)
              10.14     Solo Serve Corporation Director Stock Option Plan (8)
              10.15     Escrow Agreement,  dated July  18, 1995,  by and  between Texas  Commerce Bank,  National
                        Association,  Borrower,  General  Atlantic Corporation  and  the  Official  Committee  of
                        Unsecured Creditors of Solo Serve Corporation (7)
              10.16     Loan  and Security  Agreement, dated  as of  June  20, 1995,  by and  between  Solo Serve
                        Corporation and Congress Financial Corporation (Southwest) (7)
              10.17     Amended Loan  and Security  Agreement, dated  July 18,  1995, by and  between Solo  Serve
                        Corporation and MetLife Capital Corporation (8)
              10.18     Loan Modification Agreement,  dated July 18, 1995,  by and among Solo  Serve Corporation,
                        Nationwide Life Insurance Company, and Employers Life Insurance Company (8)
              10.19     Promissory  Note, dated  July  31, 1995,  in  principal amount  of  $5,565,000, with  the
                        Company as Maker, and Texas Commerce Bank National Association as Holder (8)
              10.20     Loan Modification Agreement, dated October 27, 1995, by and between Solo Serve


                        Corporation and Congress Financial Corporation (Southwest) (9)
              10.21     Employment Agreement between the Company and Timothy L. Grady (9)
              10.22     Employment Agreement between the Company and Janet Pollock (9)
              10.23     Consulting Services Agreement between the Company and Robert J. Grimm (10)
              10.24     Second Amendment to Loan and Security Agreement, dated January 31, 1996, by and between
                        Solo Serve Corporation and Congress Financial Corporation (Southwest) (11)
              10.25     Letter Agreement dated January 23, 1996 by and between the Company and MetLife Capital
                        Corporation modifying the Loan and Security Agreement between the Company and  etLife
                        Capital Corporation, as amended on July 18, 1995 (11)
              15        Independent Accountant's Awareness Letter *
              27        Financial Data Schedule *
              99        Review Report of Price Waterhouse *

- -----------------------------
     *       Filed herewith.
     (1) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (No. 33- 46324), as filed on March 11, 1992, and amended by Amendment No. 1, filed on March 26, 1992, Amendment No. 2, filed on April 20, 1992, and Amendment No. 3, filed on April 24, 1992.
     (2) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K for the Fiscal year ended January 30, 1993.
     (3) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 30, 1994.
     (4) Incorporated by reference to the Exhibits filed to the Company's Annual Report on Form 10-K for the Fiscal Year ended January 28, 1995.
     (5) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 29, 1995.
     (6) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for July 6, 1995.
     (7) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for July 18, 1995.
     (8) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 29, 1995.
     (9) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended October 28, 1995.
     (10) Incorporated by reference to the Exhibits filed to the Company's Annual Report on Form 10-K for the Fiscal Year ended February 3, 1996.
     (11) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for February 8, 1996.

     (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the period covered by this report:

     A report on Form 8-K was filed for February 8, 1996, announcing that the Company had been notified by NASDAQ that the Company's common stock would no longer be available for trading on The Nasdaq Stock Market effective
February 9, 1996, and that the Company's financing arrangement with Congress Financial Corporation (Southwest) was amended to modify certain loan covenants.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                         SOLO SERVE CORPORATION


                         By: /s/ David P. Dash
                             -----------------------------------------------
                             David P. Dash,
                             President and Chief Executive Officer


                         By: /s/ Timothy L. Grady
                             -----------------------------------------------
                             Timothy L. Grady,
                             Chief Operating Officer and Chief Financial Officer

                                 EXHIBIT INDEX

                                                                                                      Sequentially
Exhibit                                                                                               Numbered
Number    Description of Exhibit                                                                      Page
- -------   ----------------------                                                                      ----
2.1       First Amended Plan of Reorganization of Solo Serve Corporation dated May 17, 1995              *
2.2       Non-material  Modifications  to  First  Amended  Plan  of  Reorganization  of  Solo  Serve     *
          Corporation, entered July 6, 1995
3.1       Restated Certificate of Incorporation of the Company                                           *
3.2       Certificate of Designation of Rights and Preferences of Preferred Stock                        *
3.3       Bylaws of the Company, as amended and restated                                                 *
4.1       Specimen  Certificate for Common  Stock of the  Registrant (representing shares  of common     *
          stock of the Company  after giving effect to the previously reported 2-for-1 reverse split effected July 18, 1995)
10.1      Registration Rights Agreement among  General Atlantic Corporation, Robert J. Grimm and the     *
          Company
10.2      Agreement Regarding  Tax Consequences of  Deconsolidation between the  Company and General     *
          Atlantic Corporation
10.3      Tax Allocation Agreement between the Company and General Atlantic Corporation                  *
10.4      Form of Indemnity Agreement between Directors, Executive Officers and the Company              *
10.5      Associate Stock Purchase Plan of the Company                                                   *
10.6      Retirement Savings Plan and Trust of the Company                                               *
10.7      Mortgage  Note A, dated  November 20,  1992, in principal  amount of  $4,940,000, with the     *
          Company as Maker and Nationwide Life Insurance Company as Holder
10.8      Mortgage  Note B,  dated November 20,  1992, in  principal amount of  $1,000,000, with the     *
          Company as Maker and Employers Life Insurance Company of Wausau as Holder
10.9      Asset Purchase Agreement between the Company and Ross Stores, Inc.                             *
10.10     Employment Agreement between the Company and David P. Dash                                     *
10.11     Employment Agreement between the Company and Robert J. Grimm, as amended                       *
10.12     Subscription Agreement between the Company and General Atlantic Corporation                    *
10.13     Solo Serve Corporation 1995 Stock Incentive Plan                                               *
10.14     Solo Serve Corporation Director Stock Option Plan                                              *
10.15     Escrow  Agreement, dated  July 18,  1995, by  and  between Texas  Commerce Bank,  National     *
          Association,  Borrower,  General  Atlantic  Corporation  and  the  Official  Committee  of
          Unsecured Creditors of Solo Serve Corporation
10.16     Loan  and Security  Agreement,  dated as  of  June 20,  1995,  by and  between Solo  Serve     *
          Corporation and Congress Financial Corporation (Southwest)
10.17     Amended Loan  and Security  Agreement,  dated July  18, 1995,  by and  between Solo  Serve     *
          Corporation and MetLife Capital Corporation
10.18     Loan  Modification Agreement, dated  July 18, 1995,  by and among  Solo Serve Corporation,     *
          Nationwide Life Insurance Company, and Employers Life Insurance Company
10.19     Promissory Note, dated July 31, 1995,  in principal amount of $5,565,000, with the Company     *
          as Maker, and Texas Commerce Bank National Association as Holder
10.20     Loan  Modification  Agreement,  dated  October  27,  1995,   by  and  between  Solo  Serve     *
          Corporation and Congress Financial Corporation (Southwest)
10.21     Employment Agreement between the Company and Timothy L. Grady                                  *
10.22     Employment Agreement between the Company and Janet Pollock                                     *
10.23     Consulting Services Agreement between the Company and Robert J. Grimm                          *
10.24     Second  Amendment to Loan and Security  Agreement, dated January 31,  1996, by and between     *
          Solo Serve Corporation and Congress Financial Corporation (Southwest)
10.25     Letter Agreement dated  January 23, 1996  by and between the  Company and MetLife  Capital     *
          Corporation modifying  the Loan and  Security Agreement  between the  Company and  MetLife
          Capital Corporation, as amended on July 18, 1995
15        Independent Accountant's Awareness Letter                                                      17
27        Financial Data Schedule                                                                        18
99        Review Report of Price Waterhouse                                                              19

*=Incorporated by reference.  See page 14 for references.