Form 10-Q
period 1996-08-03
SOLO SERVE CORP
filed 1996-09-17
CIK 884941

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 1996
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the Transition period from              to
                                        -------------

                  Commission file number   0-19994
                                        -----------

                             SOLO SERVE CORPORATION
                             ----------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                                74-2048057
        --------------------------------------------------------------------
        (State or other jurisdiction of incorporation     (I.R.S. Employer
                         or organization)                  Identification No.)


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
YES   X         NO
     ---            ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 2, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES             NO
     ---            ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the issuer's Common Stock, par value $.01 per share, and Preferred Stock, par value $.01 per share, outstanding as of August 28, 1996, were 2,856,126 and 1,388,889 shares, respectively.

             Page 1 of 46 pages; Exhibit Index appears on page 16.

                                     INDEX




                         PART I - FINANCIAL INFORMATION


                                                                                            PAGE
ITEM 1.  Consolidated Financial Statements .............................................      3

         Consolidated Balance Sheets, July 29, 1995 (unaudited),
         February 3, 1996 and August 3, 1996 (unaudited)................................      3

         Consolidated Statements of Operations, thirteen and twenty-six weeks ended
         July 29, 1995 (unaudited) and August 3, 1996 (unaudited).......................      4

         Consolidated Statements of Cash Flows, twenty-six weeks ended
         July 29, 1995 (unaudited) and August 3, 1996 (unaudited).......................      5

         Notes to Consolidated Financial Statements
         (unaudited)....................................................................      6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................................      9


                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings..............................................................      13

ITEM 6.  Exhibits and Reports on Form 8 - K.............................................      13

         Signatures.....................................................................      15

                                     PART I
ITEM I. Financial Statements

                             SOLO SERVE CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                        JULY 29,       FEBRUARY 3,      AUGUST 3,
         ASSETS                                           1995             1996           1996
                                                      --------------------------------------------
                                                       (unaudited)                     (unaudited)
CURRENT ASSETS:

     Cash                                             $  7,875,861    $    771,527    $  1,716,647
     Restricted Cash                                     2,500,000               0               0
     Inventory                                          22,209,400      14,210,180      15,001,347
     Other current assets                                3,633,342       2,273,630       2,950,302
                                                      --------------------------------------------
         Total current assets                           36,218,603      17,255,337      19,668,296

Property and equipment, net                             16,530,471      15,634,267      14,600,115
Goodwill and service marks, net                            469,999         410,000         350,000

                                                      --------------------------------------------

         TOTAL ASSETS                                 $ 53,219,073    $ 33,299,604    $ 34,618,411
                                                      ============================================

         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES NOT SUBJECT TO COMPROMISE:
     CURRENT LIABILITIES:
     Current portion of long-term debt                $    682,583    $    683,951    $    711,836
     Pre-petition unsecured indebtedness                14,358,836               0               0
     Accounts payable                                    5,861,070       3,426,821       4,853,592
     Accrued expenses                                    4,717,665       3,210,010       4,105,127
                                                      --------------------------------------------
         Total current liabilities                      25,620,154       7,320,782       9,670,555

Long-term debt                                          11,919,404      15,135,885      16,769,629
Postretirement benefit obligation                          538,250         565,200         555,200

LIABILITIES SUBJECT TO COMPROMISE                        1,315,921         460,612               0
                                                      --------------------------------------------

         TOTAL LIABILITIES                              39,393,729      23,482,479      26,995,384
                                                      --------------------------------------------

STOCKHOLDERS' EQUITY:
   Preferred stock                                          13,888          13,889          13,889
   Common stock                                             28,562          28,562          28,562

   Capital in excess of par value                       24,410,291      24,410,290      24,410,290

Retained earnings (deficit)                            (10,627,397)    (14,635,616)    (16,829,714)
                                                      --------------------------------------------

         TOTAL STOCKHOLDERS' EQUITY                     13,825,344       9,817,125       7,623,027
                                                      --------------------------------------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 53,219,073    $ 33,299,604    $ 34,618,411
                                                      ============================================





   The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                     THIRTEEN WEEKS ENDED              TWENTY-SIX WEEKS ENDED
                                              ----------------------------------------------------------------------------
                                                JULY 29, 1995     AUGUST 3, 1996     JULY 29, 1995      AUGUST 3, 1996
                                              ----------------------------------------------------------------------------
Net sales                                           $28,271,408        $26,069,877       $53,447,868          $48,329,847
Cost of goods sold (including buying and
    distribution, excluding depreciation
     shown below)                                    20,958,956         18,501,996        40,053,094           34,246,327
                                              ----------------------------------------------------------------------------

Gross Profit                                          7,312,452          7,567,881        13,394,774           14,083,520
Selling, general, and administrative
    expense                                           7,374,868          7,764,277        14,802,220           14,240,293
                                              ----------------------------------------------------------------------------
Loss before depreciation and amortization               (62,416)          (196,396)       (1,407,446)            (156,773)
Depreciation and amortization expenses                  708,861            624,964         1,466,128            1,268,859
                                              ----------------------------------------------------------------------------
Operating loss                                         (771,277)          (821,360)       (2,873,574)          (1,425,632)

Interest expense                                        168,724            399,788           333,929              768,350
                                              ----------------------------------------------------------------------------
Loss before reorganization items, taxes
    and extraordinary item                             (940,001)        (1,221,148)       (3,207,503)          (2,193,982)
                                              ----------------------------------------------------------------------------

Reorganization items
     Loss on disposal of stores                         553,222                  0           553,222                    0
     Other reorganization expenses                      925,608                  0         1,421,754                    0
     Interest earned on accumulated
         cash resulting from Chapter 11
         Proceedings                                    (65,439)                 0          (188,283)                   0
                                              ----------------------------------------------------------------------------
Reorganization items                                  1,413,391                  0         1,786,693                    0
                                              ----------------------------------------------------------------------------
Loss before taxes and extraordinary
    item                                             (2,353,392)        (1,221,148)       (4,994,196)          (2,193,982)
                                              ----------------------------------------------------------------------------
Income tax expense (benefit)
     Current                                                  0                  0                 0                    0
     Deferred                                        (1,418,200)                 0        (1,418,200)                   0
                                              ----------------------------------------------------------------------------
                                                     (1,418,200)                 0        (1,418,200)                   0
                                              ----------------------------------------------------------------------------
Income before extraordinary item                       (935,192)        (1,221,148)       (3,575,996)          (2,193,982)

Extraordinary item: gain on discharge of
     debt (net of tax effect of $1,418,200)           2,752,975                  0         2,752,975                    0
                                              ----------------------------------------------------------------------------
Net income (loss)                                    $1,817,783        ($1,221,148)        ($823,021)         ($2,193,982)
                                              ============================================================================

Income (loss) per common share
    before extraordinary item                            ($.031)            ($0.43)           ($1.22)              ($0.77)
Gain on discharge of debt per common
    share                                                  0.91                  0              0.94                    0
                                              ----------------------------------------------------------------------------
Net income (loss) per common  share                       $0.60             ($0.43)           ($0.28)              ($0.77)
                                              ----------------------------------------------------------------------------
Weighted average common shares
    outstanding                                       3,024,014          2,856,126          2,940,070           2,856,126
                                              ============================================================================


  The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                     TWENTY-SIX WEEKS ENDED
                                                                                JULY 29, 1995      AUGUST 3, 1996
                                                                             ---------------------------------------
NET LOSS                                                                               ($823,021)       ($2,193,982)
Gain on discharge of debt                                                              2,752,975                  0
                                                                             ---------------------------------------
Loss before gain on discharge of debt                                                 (3,575,996)        (2,193,982)
                                                                             ---------------------------------------
ADJUSTMENTS TO RECONCILE NET LOSS TO CASH FROM OPERATIONS:
     Depreciation and Amortization                                                     1,466,128          1,268,860
     Provision (benefit) from deferred taxes                                          (1,418,200)                 0
     Loss on disposition of leasehold improvements, property and equip.                  208,070                  0
   Changes in Assets and Liabilities:
     (Increase) decrease in Inventory                                                 (7,260,571)          (791,167)
     (Increase) decrease in Other Current Assets                                      (1,178,193)          (676,672)
     (Increase) decrease in Other Non-Current Assets                                   1,662,935                  0
     Increase (decrease) in Accounts Payable                                             890,879          1,426,655
     Increase (decrease) in Accrued Expenses                                             166,387            895,117
     Increase (decrease) in Non Current Liabilities                                       36,950            (10,000)
                                                                             ---------------------------------------
      Total adjustments                                                               (5,425,615)         2,112,793
                                                                             ---------------------------------------
Net cash provided (used) by operations before reorganization items                    (9,001,611)           (81,189)
OPERATING CASH FLOW FROM REORGANIZATION ITEMS:
     Payments made on reorganization costs                                              (754,370)                 0
     Non cash items from reorganization                                                 (790,180)                 0
     Loss on disposal of facilities                                                      553,222                  0
     Provision for other reorganization expenses                                       1,421,754                  0
     Payment on allowed claims                                                                 0           (460,612)
                                                                             ---------------------------------------
     Net cash provided (used) by operations                                           (8,571,185)          (541,801)
                                                                             ---------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in Property & Equipment                                                 (484,715)          (174,709)
CASH FLOWS FROM INVESTING ACTIVITIES RELATED TO REORGANIZATION
     Investment in Restricted Cash                                                    (2,500,000)                 0
                                                                             ---------------------------------------
CASH PROVIDED (USED) IN INVESTING ACTIVITIES:                                         (2,984,715)          (174,709)
                                                                             ---------------------------------------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
     Borrowings under line of credit agreement                                                 0         52,798,998
     Payments under line of credit agreement                                                   0        (50,788,998)
     Payments on long-term debt                                                                0           (348,370)
                                                                             ---------------------------------------
     Net cash provided (used) by finance activities before                                     0          1,661,630
       reorganization
FINANCING CASH FLOWS FROM REORGANIZATION ITEMS:
     Payments on Long Term Debt                                                         (151,796)                 0
     Sale of Preferred Stock                                                           2,500,000                  0
                                                                             ---------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              2,348,204          1,661,630
                                                                             ---------------------------------------
NET INCREASE (DECREASE) IN CASH                                                       (9,207,696)           945,120
CASH AT BEGINNING OF YEAR                                                             17,083,557            771,527
                                                                             ---------------------------------------
CASH AT END OF PERIOD                                                                 $7,875,861         $1,716,647
                                                                             =======================================

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                                         $  333,929           $752,696
     Income Taxes                                                                              0                  0

  The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1:
The financial statements as of July 29, 1995 and August 3, 1996, and for the thirteen and twenty-six week periods ended July 29, 1995 and August 3, 1996 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of Solo Serve Corporation (the "Company") as of August 3, 1996, and the results of operations and cash flows for the periods presented. Such adjustments are of a normal and recurring nature except for the adjustment resulting from the reorganization discussed in Note 2. The results of operations for the thirteen week period and the twenty-six week period may not necessarily be indicative of the operating results for a full year or of future operations. These unaudited financial statements should be read in conjunction with financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

With respect to the unaudited financial information of the Company as of July 29, 1995 and August 3, 1996 and for the thirteen and twenty-six weeks ended July 29, 1995 and August 3, 1996, Price Waterhouse LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report appearing as Exhibit 99.

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

In an effort to improve the Company's financial performance and in connection with the Company's bankruptcy reorganization, the Company reduced the number of stores, implemented expense reductions commensurate with the downsizing of the total stores in operation, and improved liquidity by restructuring its pre-petition debt and obtaining a new credit facility. Since the effective date of the Plan, the Company has continued to experience lower than anticipated sales and continuing operating losses. The Company's business continues to be affected by a number of factors, including, but not limited to, the continuing weakness in the apparel industry and other business risks, many of which are not within the Company's control. In addition, the Company continues to experience increased competitive pressure and competitors have opened additional store locations in the Company's principal markets. While the Company has maintained inventory at planned levels, continuing unfavorable conditions and financial performance could heighten vendor and factor concern regarding the Company's creditworthiness, which could adversely affect the Company's ability to receive sufficient trade credit support to acquire adequate levels of inventory in the future.

For 1996, management has developed and is implementing a business strategy which seeks to achieve higher gross margins on lower comparable store sales than in fiscal 1995. The key elements of this strategy are lower average store inventories, quick price reduction on slower moving merchandise, constant flow of fresh merchandise, less promotional pricing, and a reduced expense structure. Although management believes the current business strategy is appropriate in light of business conditions and recent sales trends, the Company has continued to experience operating losses, and no assurance can be given that the Company will be successful in its efforts to improve sales and operations and reverse recent operating losses.

NOTE 3:

Long-term debt consists of the following:


                                                                          JULY 29, 1995     FEBRUARY 3, 1996   AUGUST 3, 1996
                                                                        --------------------------------------------------------
Notes payable to bank, interest at prime plus 1/2%
    (8.75% at August 3, 1996) secured by properties                         $ 5,565,000        $   5,437,572         $5,286,335

Note payable to insurance company, interest at 8%; secured by
    equipment and properties                                                  1,200,000            1,006,861            834,013

Mortgage notes payable to insurance companies, interest at 9.5%;
    secured by the distribution center                                        5,836,987            5,810,403          5,786,117

Congress Loan Agreement, interest at prime plus 1%
    (9.25% at August 3, 1996); secured primarily by inventory                         0            3,565,000          5,575,000
                                                                        --------------------------------------------------------
                                                                             12,601,987           15,819,836         17,481,465

Less current portion                                                            682,583              683,951            711,836
                                                                        --------------------------------------------------------

Long-term portion                                                           $11,919,404         $ 15,135,885        $16,769,629
                                                                        ========================================================

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

The Company entered into a loan agreement with Congress Financial Corporation (Southwest) ("Congress") on June 20, 1995, which became effective on the effective date of the Plan. Under the terms of the loan agreement, which is in effect until July 1998, the Company may borrow up to its borrowing base as calculated pursuant to the loan agreement, which may not exceed $15 million. The proceeds of the loan may be used for letters of credit, working capital, and general corporate purposes. The loan as amended is a revolving loan with a borrowing base formula which limits the amount of available credit based on a percent of the Company's eligible inventory, less (i) a percentage of undrawn amounts on letters of credit and (ii) availability reserves established from time to time by the lender. The loan bears interest at prime plus 1%. In addition, the Company pays a commitment fee equal to 1/2% per annum of the amount of the unused facility. The loan is secured by substantially all the assets of the Company other than those subject to other existing liens.

On July 2, 1996, the Company amended its credit facility with Congress to, among other things, increase the advance rate, which is a key factor in calculating the borrowing base. As a result of the amendment, the advance rates under the credit facility have been increased to sixty percent (60%) of the value of eligible inventory for any date from July 1 through December 10 and fifty-five percent (55%) of the value of eligible inventory for any other date. The increased advance rates compare to previous allowances of up to fifty-two percent (52%) of the value of eligible inventory for any date from September 1 through December 10 and forty-two percent (42%) for any other date of determination. Under the loan agreement, eligible inventory is reduced by the availability reserve, which may be established and revised by Congress in its discretion to cover risks or events it perceives may affect its security under the loan. As of the end of August, the availability reserve under the loan agreement is approximately $1 million. In addition to the adjustments to the advance rates described above, the Company and Congress have amended the credit facility in certain other respects, including, as of July 1996, a reduction in the Company's adjusted net worth requirement from $7.5 million for the remainder of fiscal 1996 to $4.25 million for the remaining term of the loan, and, as of September 1996, a reduction of minimum required working capital from $7.2 million for the remainder of fiscal 1996 to $4.5 million for the remaining term of the loan. The loan continues to be secured by a first lien on substantially all of the assets of the Company, including inventory and accounts receivable.

In order to facilitate the amendments to the credit facility, General Atlantic Corporation, the Company's principal stockholder, furnished to Congress a standby letter of credit in the amount of $1.5 million to serve as additional collateral for the loan. The Company agreed, among other things, to reimburse General Atlantic for any amounts drawn under the letter of credit and to grant General Atlantic a second lien security interest (behind Congress) on substantially all of the assets of the Company.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                NUMBER OF STORES

                           FISCAL 1995     FISCAL 1996
                           -----------     -----------
Beginning of year              30              29
Second Quarter Additions        0               0
Second Quarter Dispositions     1               0
                               --              --

END OF SECOND QUARTER          29              29
                               ==              ==

On August 24, 1996, the Company closed a store, reducing its number of stores to 28. The effect of this closing did not have a material impact on the Company's operating results for the twenty-six weeks ended August 3, 1996, and this store closing is not expected to have a material impact on future operating results.

RESULTS OF OPERATIONS

The following table sets forth certain financial data of the Company expressed as a percentage of net sales for the thirteen weeks and twenty-six weeks ended July 29, 1995 and August 3, 1996.

                            PERCENTAGE OF NET SALES

                                                   THIRTEEN WEEKS ENDED           TWENTY-SIX WEEKS  ENDED
                                               JULY 29, 1995  AUGUST 3, 1996  JULY 29, 1995   AUGUST 3, 1996
                                               -------------------------------------------------------------
Net Sales                                         100.0%          100.0%          100.0%          100.0%
Cost of goods sold, including buying and
  distribution costs                               74.1            71.0            74.9            70.9
                                               -------------------------------------------------------------
Gross Profit                                       25.9            29.0            25.1            29.1
Selling, general and administrative expenses       26.1            29.8            27.7            29.5
Depreciation and amortization                       2.5             2.4             2.8             2.5
                                               -------------------------------------------------------------
Operating Income (Loss)                            (2.7)           (3.2)           (5.4)           (2.9)
Interest expense                                     .6             1.5              .6             1.6
                                               -------------------------------------------------------------
(Loss) before reorganization items, taxes and
  extraordinary item                               (3.3)           (4.7)           (6.0)           (4.5)
Reorganization items                                5.0               0             3.3               0
                                               -------------------------------------------------------------
(Loss) before provision for taxes and
  extraord. item                                   (8.3)           (4.7)           (9.3)           (4.5)
Provision for income taxes                          5.0               0             2.6               0
                                               -------------------------------------------------------------
(Loss) before extraordinary item                   (3.3)           (4.7)           (6.7)           (4.5)
Extraordinary item: gain on debt discharge          9.7               0             5.2               0
                                               -------------------------------------------------------------
Net Income (Loss)                                  6.4%           (4.7)%          (1.5)%           (4.5)%
                                               =============================================================

   THIRTEEN WEEKS (SECOND QUARTER) AND TWENTY-SIX WEEKS (YEAR-TO-DATE) ENDED
                    AUGUST 3, 1996 VERSUS THIRTEEN WEEKS AND
                      TWENTY-SIX WEEKS ENDED JULY 29, 1995


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

Pursuant to the Plan, the Company's existing common stock was subject to a one-for-two reverse split. The Preferred Stock issued in connection with the Plan has a liquidation value of $1.80 per share, is convertible to an equal number of common shares, has voting rights on an as-converted basis, and pays no preferential dividends. With the issuance of Preferred Stock mentioned above, GAC has increased its percentage ownership of the voting shares of the Company to approximately 62% from its pre-reorganization interest of approximately 44%.

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

In an effort to improve the Company's financial performance and in connection with the Company's bankruptcy reorganization, the Company reduced the number of stores, implemented expense reductions commensurate with the downsizing of the total stores in operation, and improved liquidity by restructuring its pre-petition debt and obtaining a new credit facility. Since the effective date of the Plan, the Company has continued to experience lower than anticipated sales and continuing operating losses. The Company's business continues to be affected by a number of factors, including, but not limited to, the continuing weakness in the apparel industry, and other business risks, many of which are not within the Company's control. In addition, the Company continues to experience increased competitive pressure and competitors have opened additional store locations in the Company's principal markets. While the Company has maintained inventory at planned levels, continuing unfavorable conditions and financial performance could heighten vendor and factor concern regarding the Company's creditworthiness, which could adversely affect the Company's ability to receive sufficient trade credit support to acquire adequate levels of inventory in the future.


Recent Developments

Since the close of the second quarter, David Dash, the Company's Chief Executive Officer and President, resigned. Charles M. Siegel, a founder and former Chief Executive Officer of 50-Off Stores, Inc., has been hired to fill that position. During the second quarter, the Company hired Ross E. Bacon as Chief Financial Officer to replace the former Chief Operating Officer/Chief Financial Officer, who had resigned. Mr. Bacon has recently assumed the duties of Chief Operating Officer and has been named Executive Vice President.

Management is continuing to implement a business strategy which seeks to achieve higher gross margins on lower comparable store sales than in fiscal 1995. The key elements of this strategy are lower average store inventories, quick price reduction on slower moving merchandise, constant flow of fresh merchandise, less promotional pricing, and a reduced expense structure. The Company has implemented cost reduction programs designed to increase labor productivity, reduce advertising costs, and restructure associate benefit plans. Recently, current management reorganized the duties and reporting responsibility of certain Company employees and eliminated other positions, which in the aggregate is expected to result in approximately $1.1 million in savings on an annualized basis. Although the Company's initial plan for the current fiscal year had targeted expense reductions of approximately $3 million, the Company now expects to realize approximately $2 million in savings for the current fiscal year. Although targeted reductions have been achieved in certain areas, unanticipated increases in other expense categories have mitigated the aggregate effect of the targeted reductions. The Company is continuing to evaluate additional opportunities to reduce expenses. Although management believes the current business strategy is appropriate in light of business conditions and recent sales trends, the Company has continued to experience operating losses and no assurance can be given that the Company will be successful in its efforts to improve sales and operations and reverse recent operating trends.

Results of Operations

The Company's net sales for the second quarter and year-to-date period ended August 3, 1996 were $26.0 million and $48.3 million, respectively, as compared to $28.2 million and $53.4 million in the prior year. The majority of the year-to-date sales decrease is attributable to a decline in comparable store sales of 11.4% for the period. Management attributes the comparable store sales decrease principally to increased competitive pressures in its market areas, continuing unfavorable economic conditions in the Company's principal markets, and less promotional activities than in the comparable periods of fiscal 1995.

Gross profit for the second quarter of 1996 increased by $255,000 to $7.5 million from $7.3 million in the second quarter of the prior year. Gross profit for the first half of 1996 increased $689,000 to $14.0 million from $13.4 million during the comparable period of the prior year. The increased gross profit during the first half of 1996 resulted principally from reduced promotional activity and selectively higher initial markups than in the comparable periods of fiscal 1995.

For the second quarter of fiscal 1996, selling, general and administrative expenses increased $389,000 to $7.8 million from $7.4 million in 1995. This is due primarily to an increase in professional and consulting fees which were classified as reorganization expenses in 1995. For the first half of fiscal 1996, selling, general and administrative expenses decreased $562,000 to $14.2 million from $14.8 million in 1995. This is principally a result of reduced advertising costs. Selling, general and administrative expenses as a percentage of sales increased to 29.4% from 27.7% for the comparable twenty-six weeks period of the prior year. This is primarily due to the decrease in net sales.

Depreciation and amortization in the second quarter of 1996 decreased 12% to $625,000 from $709,000 for the same period in 1995. Depreciation and amortization for the twenty-six weeks ended August 3, 1996, decreased 14% to $1.2 million from $1.5 million during the comparable period in 1995. This is due to certain assets becoming fully depreciated in 1995.

The Company recorded an operating loss of $821,000 and $1.4 million for the thirteen and twenty-six weeks ended August 3, 1996, respectively. This is compared to the operating loss of $771,000 and $2.9 million for the thirteen and twenty-six weeks ended July 29, 1995.

The Company recorded net interest expense for the second quarter of 1996 of approximately $400,000 as compared to $169,000 during the second quarter of 1995. As a result of the Chapter 11 filing, the Company did not accrue interest on unsecured pre-petition indebtedness during the reorganization period. After July 18, 1995, the effective date upon which the Company's Plan was adopted, the Company commenced accruing interest expense on all interest bearing obligations.

Liquidity and Capital Resources

During the first half of 1996, $542,000 of cash was used for operating activities. Capital expenditures were $175,000, the majority of which were for replenishment and refurbishment of existing equipment and facilities.

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

The Company entered into a loan agreement with Congress Financial Corporation (Southwest) ("Congress") on June 20, 1995, which became effective on the effective date of the Plan. Under the terms of the loan agreement, which is in effect until July 1998, the Company may borrow up to its borrowing base as calculated pursuant to the loan agreement, which may not exceed $15 million. The proceeds of the loan may be used for letters of credit, working capital, and general corporate purposes consistent with past practices. The loan as amended is a revolving loan with a borrowing base formula which limits the amount of available credit to a percentage of the Company's eligible inventory less (i) a percentage of undrawn amounts on letters of credit and (ii) availability reserves established from time to time by the lender. The loan bears interest at prime plus 1%. In addition, the Company pays a commitment fee equal to 1/2% per annum of the amount of the unused facility. The loan is secured by substantially all the assets of the Company other than those subject to other existing liens.

On July 2, 1996, the Company amended its credit facility with Congress to, among other things, increase the advance rate, which is a key factor in calculating the borrowing base. As a result of the amendment, the advance rates under the credit facility have been increased to sixty percent (60%) of the value of eligible inventory for any date from July 1 through December 10 and fifty-five percent (55%) of the value of eligible inventory for any other date. The increased advance rates compare to previous allowances of up to fifty-two percent (52%) of the value of eligible inventory for any date from September 1 through December 10 and forty-two percent (42%) for any other date of determination. Under the loan agreement, eligible inventory is reduced by the availability reserve, which may be established and revised by Congress in its discretion to cover risks or events it perceives may affect its security under the loan. As of the end of August, the availability reserve under the loan agreement is approximately $1 million. The July amendment also reduced the Company's required minimum net worth to $4.25 million from $7.5 million, and a further amendment in September 1996 reduced the minimum required working capital from $7.2 million to $4.5 million.

The Company increases its inventory levels periodically in anticipation of key selling periods. Inventory peaks in late November, in anticipation of the Christmas selling season. Short-term trade credit represents a significant source of financing for merchandise inventories. Trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases and is either financed by the vendor or a third-party factor. One of the key elements of the Company's business strategy for fiscal 1996 is lower average store inventories. At the end of July 1996, the Company had decreased the comparable store inventories by 20.5% below July 1995. Additionally, the Company has decreased the packaway inventories at the San Antonio distribution center by 72% from July 1995. These decreases in store and distribution center inventory levels are a part of the Company's business strategy for fiscal
1996. Certain vendors and factors have limited the Company's access to trade credit, and while the Company has maintained inventory at planned levels, continuing unfavorable conditions and financial performance could heighten vendor and factor concern regarding the Company's creditworthiness, which could adversely affect the Company's ability to receive sufficient trade credit support to acquire adequate levels of inventory in the future. In this event, the Company would consider additional measures designed to enhance liquidity, which could include, but not be limited to, reducing its current scale of operations and selling non-essential assets, principally real estate.

As described above, the Company has recently experienced changes in its two most senior management positions, Chief Executive Officer and Chief Operating Officer/Chief Financial Officer. The Company has terminated its arrangement with a financial advisor that was assisting in the evaluation of strategic alternatives for the Company. Although current management believes the Company's business strategy is appropriate in light of business conditions and recent sales trends, the Company has continued to experience operating losses and no assurance can be given that the Company will be successful in its efforts to improve sales and operations and reverse recent operating losses.

Forward-looking Statements

Forward-looking statements in this Quarterly Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: market dynamics, availability of financing, relationships with vendors and competition. Additional information concerning those and other factors are contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge.

                                    PART II

ITEM 1.           LEGAL PROCEEDINGS

         From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In the opinion of management, the outcome of this litigation will not have a material effect on the Company.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         The following Exhibits are incorporated by reference to the filing indicated or are included following the Index to Exhibits:

Exhibit
Number     Description of Exhibit
- ------     ----------------------
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

10.22     Employment Agreement between the Company and Janet Pollock (9)
10.23     Consulting Services Agreement between the Company and Robert J. Grimm
          (10)
10.24 Second Amendment to Loan and Security Agreement, dated January 31, 1996, by and between Solo Serve Corporation and Congress Financial Corporation (Southwest) (11)
10.25 Letter Agreement dated January 23, 1996 by and between the Company and MetLife Capital Corporation modifying the Loan and Security Agreement between the Company and MetLife Capital Corporation, as amended on July 18, 1995 (11)
10.26 Amendment No. 3 to Loan and Security Agreement by and between Solo Serve Corporation and Congress Financial Corporation (Southwest) dated as of June 26, 1996 (12)
10.27 Letter of Credit and Security Agreement between Solo Serve Corporation and General Atlantic Corporation dated as of June 26, 1996 (12)
10.28 Intercreditor and Subordination Agreement between Congress Financial Corporation (Southwest) and General Atlantic Corporation dated as of June 26, 1996, as acknowledged and agreed to by Solo Serve Corporation (12)
10.29     Consulting Agreement between the Company and Charles M. Siegel *
10.30     Employment Agreement between the Company and Charles M. Siegel *
10.31 Amendment No. 4 to Loan and Security Agreement by and between Solo Serve Corporation and Congress Financial Corporation (Southwest) dated as of September 1, 1996 *
15        Independent Accountant's Awareness Letter *
27        Financial Data Schedule *
99        Review Report of Price Waterhouse *
- --------------
         *        Filed herewith.

          (1) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (No. 33-46324), as filed on March 11, 1992, and amended by Amendment No. 1, filed on March 26, 1992, Amendment No. 2, filed on April 20, 1992, and Amendment No. 3, filed on April 24, 1992.
          (2) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K for the Fiscal year ended January 30, 1993.
          (3) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 30, 1994.
          (4) Incorporated by reference to the Exhibits filed to the Company's Annual Report on Form 10-K for the Fiscal Year ended January 28, 1995.
          (5) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 29, 1995.
          (6) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for July 6, 1995.
          (7) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for July 18, 1995.
          (8) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 29, 1995.
          (9) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended October 28, 1995.
          (10) Incorporated by reference to the Exhibits filed to the Company's Annual Report on Form 10-K for the Fiscal Year ended February 3, 1996.
          (11) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for February 8, 1996.
          (12) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for July 2, 1996.

          (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the period covered by this report:

     A report on Form 8-K was filed for July 2, 1996, announcing that the Company's financing arrangement with Congress Financial Corporation (Southwest) was amended to modify certain loan covenants and to increase availability under the loan. The report also described a letter of credit provided by the Company's principal stockholder to Congress to serve as additional collateral for the Congress loan facility, and the Company's agreements to Congress in exchange for such letter, including the grant to General Atlantic of a second lien security interest (behind Congress) on substantially all the assets of the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                 SOLO SERVE CORPORATION


                                 By:  /s/ Charles M. Siegel
                                      ------------------------------------------
                                      Charles M. Siegel,
                                      President and Chief Executive Officer


                                 By:  /s/ Ross E. Bacon
                                      ------------------------------------------
                                      Ross E. Bacon,
                                      Vice President and Chief Financial Officer

                                EXHIBIT INDEX



Exhibit                                                                            Sequential
Number      Description of Exhibit                                                  Page No.
- ------      ----------------------                                                 ----------
2.1       First Amended Plan of Reorganization of Solo Serve Corporation dated         *
          May 17, 1995 (6)
2.2       Non-material Modifications to First Amended Plan of Reorganization of        *
          Solo Serve Corporation, entered July 6, 1995 (6)
3.1       Restated Certificate of Incorporation of the Company (7)                     *
3.2       Certificate of Designation of Rights and Preferences of Preferred            *
          Stock (7)
3.3       Bylaws of the Company, as amended and restated (9)                           *
4.1       Specimen Certificate for Common Stock of the Registrant (representing        *
          shares of common stock of the Company after giving effect to the previously reported 2-for-1 reverse split effected July 18, 1995) (9)
10.1      Registration Rights Agreement among General Atlantic Corporation,            *
          Robert J. Grimm and the Company (1)
10.2      Agreement Regarding Tax Consequences of Deconsolidation between the          *
          Company and General Atlantic Corporation (1)
10.3      Tax Allocation Agreement between the Company and General Atlantic            *
          Corporation (1)
10.4      Form of Indemnity Agreement between Directors, Executive Officers and        *
          the Company (1)
10.5      Associate Stock Purchase Plan of the Company (2)                             *
10.6      Retirement Savings Plan and Trust of the Company (2)                         *
10.7      Mortgage Note A, dated November 20, 1992, in principal amount of             *
          $4,940,000, with the Company as Maker and Nationwide Life Insurance
          Company as Holder (2)
10.8      Mortgage Note B, dated November 20, 1992, in principal amount of             *
          $1,000,000, with the Company as Maker and Employers Life Insurance
          Company of Wausau as Holder (2)
10.9      Asset Purchase Agreement between the Company and Ross Stores, Inc.           *
          (3)
10.10     Employment Agreement between the Company and David P. Dash (4)               *
10.11     Employment Agreement between the Company and Robert J. Grimm, as             *
          amended (5)
10.12     Subscription Agreement between the Company and General Atlantic              *
          Corporation (7)
10.13     Solo Serve Corporation 1995 Stock Incentive Plan (8)                         *
10.14     Solo Serve Corporation Director Stock Option Plan (8)                        *
10.15     Escrow Agreement, dated July 18, 1995, by and between Texas Commerce         *
          Bank, National Association, Borrower, General Atlantic Corporation
          and the Official Committee of Unsecured Creditors of Solo Serve
          Corporation (7)
10.16     Loan and Security Agreement, dated as of June 20, 1995, by and               *
          between Solo Serve Corporation and Congress Financial Corporation
          (Southwest) (7)
10.17     Amended Loan and Security Agreement, dated July 18, 1995, by and             *
          between Solo Serve Corporation and MetLife Capital Corporation (8)
10.18     Loan Modification Agreement, dated July 18, 1995, by and among Solo          *
          Serve Corporation, Nationwide Life Insurance Company, and Employers
          Life Insurance Company (8)
10.19     Promissory Note, dated July 31, 1995, in principal amount of                 *
          $5,565,000, with the Company as Maker, and Texas Commerce Bank
          National Association as Holder (8)
10.20     Loan Modification Agreement, dated October 27, 1995, by and between          *
          Solo Serve Corporation and Congress Financial Corporation (Southwest)
          (9)
10.21     Employment Agreement between the Company and Timothy L. Grady (9)            *
10.22     Employment Agreement between the Company and Janet Pollock (9)               *
10.23     Consulting Services Agreement between the Company and Robert J. Grimm        *
          (10)
10.24     Second Amendment to Loan and Security Agreement, dated January 31,           *
          1996, by and between Solo Serve Corporation and Congress Financial
          Corporation (Southwest) (11)
10.25     Letter Agreement dated January 23, 1996 by and between the Company           *
          and MetLife Capital Corporation modifying the Loan and Security
          Agreement between the Company and MetLife Capital Corporation, as amended on July 18, 1995 (11)
10.26     Amendment No. 3 to Loan and Security Agreement by and between Solo           *
          Serve Corporation and Congress Financial Corporation (Southwest)
          dated as of June 26, 1996 (12)
10.27     Letter of Credit and Security Agreement between Solo Serve                   *
          Corporation and General Atlantic Corporation dated as of June 26,
          1996 (12)

10.28     Intercreditor and Subordination Agreement between Congress Financial         *
          Corporation (Southwest) and General Atlantic Corporation dated as of
          June 26, 1996, as acknowledged and agreed to by Solo Serve
          Corporation (12)
10.29     Consulting Agreement between the Company and Charles M. Siegel *             18
10.30     Employment Agreement between the Company and Charles M. Siegel *             27
10.31     Amendment No. 4 to Loan and Security Agreement by and between Solo           41
          Serve Corporation and Congress Financial Corporation (Southwest)
          dated as of September 1, 1996 *
15        Independent Accountant's Awareness Letter *                                  44
27        Financial Data Schedule *                                                    45
99        Review Report of Price Waterhouse *                                          46

* Incorporated by reference--see page 15 for references.