Form 10-Q
period 1996-11-02
SOLO SERVE CORP
filed 1996-12-17
CIK 884941

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


       [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 1996

                                       OR

       [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the Transition period from                              to
                                       ---------------------------

       Commission file number        0-19994
                             ------------------

                            SOLO  SERVE  CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                          74 - 2048057
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
               or organization)                             Identification No.)


                 1610 Cornerway Blvd., San Antonio, Texas 78219
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (210) 662-6262
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES    X      NO
                                               -------     -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 2, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  YES           NO
                           -------     -------

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the issuer's Common Stock, par value $.01 per share, and Preferred Stock, par value $.01 per share, outstanding as of November 28, 1996, were 2,856,126 and 1,388,889 shares, respectively.


             PAGE 1 OF 21 PAGES; EXHIBIT INDEX APPEARS ON PAGE 17.

                                     INDEX




                         PART I - FINANCIAL INFORMATION

                                                                                              PAGE
ITEM 1.      Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . .  3

             Consolidated Balance Sheets, October 28, 1995 (unaudited),
             February 3, 1996 and November 2, 1996 (unaudited)   . . . . . . . . . . . . . . .  3

             Consolidated Statements of Operations, thirteen and thirty-nine weeks ended
             October 28, 1995 (unaudited) and November 2, 1996 (unaudited)   . . . . . . . . .  4

             Consolidated Statements of Cash Flows, thirty-nine weeks ended
             October 28, 1995 (unaudited) and November 2, 1996 (unaudited)   . . . . . . . . .  5

             Notes to Consolidated Financial Statements
             (unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

ITEM 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . .  9


                                      PART II - OTHER INFORMATION


ITEM 1.      Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

ITEM 6.      Exhibits and Reports on Form 8 - K  . . . . . . . . . . . . . . . . . . . . . . . 14

             Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                                     PART I

ITEM I. Financial Statements

                             SOLO SERVE CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                      OCTOBER 28,      FEBRUARY 3,     NOVEMBER  2,
             ASSETS                                                       1995            1996            1996
                                                                   --------------------------------------------------
                                                                      (unaudited)                      (unaudited)
    CURRENT ASSETS:
       Cash                                                        $    1,167,497     $     771,527     $   1,585,673
       Restricted Cash                                                  2,500,000                 0                 0
       Inventory                                                       21,193,533        14,210,180        15,419,498
       Other current assets                                             2,312,881         2,273,630         1,901,533
                                                                   --------------------------------------------------
             Total current assets                                      27,173,911        17,255,337        18,906,704

    Property and equipment, net                                        16,097,279        15,634,267        13,970,244
    Goodwill and service marks, net                                       439,999           410,000           320,000
                                                                   --------------------------------------------------

             TOTAL ASSETS                                          $   43,711,189     $  33,299,604     $  33,196,948
                                                                   ==================================================

             LIABILITIES AND STOCKHOLDERS' EQUITY

    LIABILITIES NOT SUBJECT TO COMPROMISE:
       CURRENT LIABILITIES:
       Current portion of long-term debt                           $      697,453     $     683,951     $     755,675
       Pre-petition unsecured indebtedness                              3,534,639                 0                 0
       Accounts payable                                                 5,650,528         3,426,821         5,155,994
       Accrued expenses                                                 4,152,143         3,210,010         3,351,392
                                                                   --------------------------------------------------
             Total current liabilities                                 14,034,763         7,320,782         9,263,061

    Long-term debt                                                     16,645,243        15,135,885        17,232,516
    Postretirement benefit obligation                                     549,225           565,200           550,200

    LIABILITIES SUBJECT TO COMPROMISE                                   1,156,427           460,612                 0
                                                                   --------------------------------------------------

             TOTAL LIABILITIES                                         32,385,658        23,482,479        27,045,777
                                                                   --------------------------------------------------
    STOCKHOLDERS' EQUITY:
     Preferred stock                                                       13,889            13,889            13,889
     Common stock                                                          28,562            28,562            28,562

     Capital in excess of par value                                    24,410,290        24,410,290        24,410,290

    Accumulated (deficit)                                             (13,127,210)      (14,635,616)      (18,301,570)
                                                                   --------------------------------------------------

             TOTAL STOCKHOLDERS' EQUITY                                11,325,531         9,817,125         6,151,171
                                                                   --------------------------------------------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $   43,711,189     $  33,299,604     $  33,196,948
                                                                   ==================================================





  The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                       THIRTEEN WEEKS ENDED               THIRTY-NINE WEEKS ENDED
                                                 ---------------------------------------------------------------------
                                                   OCTOBER 28,       NOVEMBER 2,       OCTOBER 28,       NOVEMBER 2,
                                                      1995             1996               1995              1996
                                                 ---------------------------------------------------------------------
NET REVENUES                                     $  24,248,717     $  21,207,810     $  77,696,586       $  69,537,658
Cost of goods sold (including buying and
     distribution, excluding depreciation
     shown below)                                   18,248,635        14,836,369        58,301,729          49,082,697
                                                 ---------------------------------------------------------------------

GROSS PROFIT                                         6,000,082         6,371,441        19,394,857          20,454,961
Selling, general, and administrative
     expense                                         7,442,710         6,841,068        22,244,930          21,081,361
                                                 ---------------------------------------------------------------------

(LOSS) BEFORE DEPRECIATION AND
                                                    (1,442,628)         (469,627)       (2,850,073)           (626,400)
     AMORTIZATION
Depreciation and amortization expenses                 695,939           580,590         2,162,067           1,849,449
                                                 ---------------------------------------------------------------------

OPERATING (LOSS)                                    (2,138,567)       (1,050,217)       (5,012,140)         (2,475,849)

Interest expense                                       361,248           421,752           695,176           1,190,102
                                                 ---------------------------------------------------------------------
(LOSS) BEFORE REORGANIZATION ITEMS, TAXES
     AND EXTRAORDINARY ITEM                         (2,499,815)       (1,471,969)       (5,707,316)         (3,665,951)
                                                 ---------------------------------------------------------------------

REORGANIZATION ITEMS
     Loss on disposal of stores                              0                 0           553,222                   0
     Other reorganization expenses                           0                 0         1,421,754                   0
     Interest earned on accumulated
          cash resulting from Chapter 11
          Proceedings                                        0                 0          (188,283)                  0
                                                 ---------------------------------------------------------------------
Reorganization items                                         0                 0         1,786,693                   0
                                                 ---------------------------------------------------------------------
(LOSS) BEFORE TAXES AND EXTRAORDINARY
     ITEM                                           (2,499,815)       (1,471,969)       (7,494,009)         (3,665,951)
                                                 ---------------------------------------------------------------------
Income tax expense (benefit)
     Current                                                 0                 0                 0                   0
     Deferred                                                0                 0        (1,418,200)                  0
                                                 ---------------------------------------------------------------------
                                                             0                 0        (1,418,200)                  0
                                                 ---------------------------------------------------------------------
(LOSS) BEFORE EXTRAORDINARY ITEM                    (2,499,815)       (1,471,969)       (6,075,809)         (3,665,951)
Extraordinary item: gain on discharge of
     debt (net of tax effect of $1,418,200)                  0                 0         2,752,975                   0
                                                 ---------------------------------------------------------------------
NET (LOSS)                                       $  (2,499,815)    $  (1,471,969)    $  (3,322,834)      $  (3,665,951)
                                                 =====================================================================

(Loss) per common share
     before extraordinary item                   $        (.59)    $        (.52)    $       (1.80)      $       (1.28)

Gain on discharge of debt per common
     share                                                   0                 0              0.82                   0
                                                 ---------------------------------------------------------------------
Net  (loss) per common  share                    $        (.59)    $        (.52)    $       (0.98)      $       (1.28)
                                                 ---------------------------------------------------------------------

Weighted average common shares
     outstanding                                     4,245,015         2,856,126         3,375,052           2,856,126
                                                 =====================================================================

   The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                 THIRTY-NINE WEEKS ENDED
                                                                               OCTOBER 28,       NOVEMBER 2,
                                                                                  1995             1996
                                                                            ---------------------------------
NET LOSS                                                                    $    (3,322,834)    $ (3,665,951)
Gain on discharge of debt                                                         2,752,975                 0
                                                                            ---------------------------------
Loss before gain on discharge of debt                                            (6,075,809)       (3,665,951)
                                                                            ---------------------------------
ADJUSTMENTS TO RECONCILE NET LOSS TO CASH FROM OPERATIONS:
   Depreciation and Amortization                                                  2,162,067         1,849,449
   Provision (benefit) from deferred taxes                                       (1,418,200)                0
   Loss on disposition of leasehold improvements, property and                      208,070           127,572
   equip.
  Changes in Assets and Liabilities:
   (Increase) decrease in Inventory                                              (6,244,704)       (1,209,318)
   (Increase) decrease in Other Current Assets                                      142,268           372,097
   (Increase) decrease in Other Non-Current Assets                                1,662,935                 0
   Increase (decrease) in Accounts Payable                                          437,427         1,729,173
   Increase (decrease) in Accrued Expenses                                           32,317           141,382
   Increase (decrease) in Non Current Liabilities                                    47,925           (15,000)
                                                                            ---------------------------------
   Total adjustments                                                             (2,969,895)        2,995,355
                                                                            ---------------------------------
Net cash provided (used) by operations before reorganization items               (9,045,704)         (670,596)
OPERATING CASH FLOW FROM REORGANIZATION ITEMS:
   Payments made on reorganization costs                                         (1,185,823)                0
   Non cash items from reorganization                                            (1,132,424)                0
   Loss on disposal of facilities                                                   553,222                 0
   Provision for other reorganization expenses                                    1,421,754                 0
   Payment on allowed claims                                                              0          (460,612)
                                                                            ---------------------------------
   Net cash provided (used) by operations                                        (9,388,975)       (1,131,208)
                                                                            ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in Property & Equipment                                              (717,462)         (222,999)
CASH FLOWS FROM INVESTING ACTIVITIES RELATED TO REORGANIZATION
   Investment in Restricted Cash                                                 (2,500,000)                0
                                                                            ---------------------------------
CASH PROVIDED (USED) IN INVESTING ACTIVITIES:                                    (3,217,462)         (222,999)
                                                                            ---------------------------------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
   Borrowings under line of credit agreement                                      4,895,003        77,557,780
   Payments under line of credit agreement                                                0       (74,862,780)
   Payments on long-term debt                                                      (306,088)         (526,647)
                                                                            ---------------------------------
   Net cash provided (used) by finance activities before                          4,588,915         2,168,353
reorganization
FINANCING CASH FLOWS FROM REORGANIZATION ITEMS:
   Distributions to Claimants under plan of reorganization                      (10,398,538)                0
   Sale of Preferred Stock                                                        2,500,000                 0
                                                                            ---------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        (3,309,623)        2,168,353
                                                                            ---------------------------------
NET INCREASE (DECREASE) IN CASH                                                 (15,916,060)          814,146
CASH AT BEGINNING OF YEAR                                                        17,083,557           771,527
                                                                            ---------------------------------
CASH AT END OF PERIOD                                                       $     1,167,497     $   1,585,673
                                                                            =================================
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                                 $       695,176     $   1,160,454
   Income Taxes                                                                           0                 0

   The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1:

The financial statements as of October 28, 1995 and November 2, 1996, and for the thirteen and thirty-nine week periods ended October 28, 1995 and November 2, 1996, are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of Solo Serve Corporation (the "Company") as of November 2, 1996, and the results of operations and cash flows for the periods presented. Such adjustments are of a normal and recurring nature except for the adjustment resulting from the reorganization discussed in Note 2. The results of operations for the thirteen week period and the thirty-nine week period may not necessarily be indicative of the operating results for a full year or of future operations. These unaudited financial statements should be read in conjunction with financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

With respect to the unaudited financial information of the Company as of October 28, 1995 and November 2, 1996 and for the thirteen and thirty-nine weeks ended October 28, 1995 and November 2, 1996, Price Waterhouse LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report appearing as Exhibit 99.

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

In an effort to improve the Company's financial performance and in connection with the Company's bankruptcy reorganization, the Company reduced the number of stores, implemented expense reductions commensurate with the downsizing of the total stores in operation, and improved liquidity by restructuring its pre-petition debt and obtaining a new credit facility. Since the effective date of the Plan, the Company has continued to experience lower than anticipated sales and continuing operating losses. The Company's business has been affected by a number of factors, including, but not limited to, the general weakness in the apparel industry, increased competitive pressures in its market areas and other business risks, many of which are not within the Company's control.

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

NOTE 3:

Long-term debt consists of the following:


                                                                          OCTOBER 28,         FEBRUARY 3,      NOVEMBER 2,
                                                                             1995                1996             1996
                                                                        ---------------------------------------------------
Notes payable to bank, interest at prime plus 1/2%
   (8.75% at November 2, 1996) secured by properties                    $   5,503,405      $    5,437,572     $   5,209,681

Note  payable  to insurance  company,  interest  at  8%; secured  by
   equipment and properties                                                 1,118,325           1,006,861           744,969

Mortgage  notes payable  to insurance  companies, interest  at 9.5%;
   secured by the distribution center                                       5,825,966           5,810,403         5,773,541

Congress Loan Agreement, interest at prime plus 1%
   (9.25% at November 2, 1996); secured primarily by inventory              4,895,000           3,565,000         6,260,000
                                                                        ---------------------------------------------------
                                                                           17,342,696          15,819,836        17,988,191

Less current portion                                                          697,453             683,951           755,675
                                                                        ---------------------------------------------------

Long-term portion                                                       $  16,645,243       $  15,135,885     $  17,232,516
                                                                        ===================================================


As part of its Plan of Reorganization, the Company restructured its pre-petition secured indebtedness. Under the Plan, the Company assumed a $5.8 million mortgage note, secured by the Company's corporate office and distribution center in San Antonio, Texas. The mortgage note carries an interest rate of 9.5% per annum and requires monthly payments of $49,773 until December 2002, when the balance is due. The Company also modified and assumed a note payable to MetLife Capital Corporation ("MetLife"), which is secured by various equipment and fixtures located at the corporate office and certain stores. The MetLife note carries an interest rate of 8.0% and requires equal monthly payments, including principal and interest, of $35,044 until September 1998, when the balance is due. The Company also entered into a term note payable to TCB which carries an interest rate of prime plus one-half percent and is due in equal monthly installments of principal and interest of $64,117 until January 1999, when the balance is due.

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

On July 2, 1996, the Company amended its credit facility with Congress to, among other things, increase the advance rate, which is a key factor in calculating the borrowing base. As a result of the amendment, the advance rates under the credit facility have been increased to sixty percent (60%) of the value of eligible inventory for any date from July 1 through December 10 and fifty-five percent (55%) of the value of eligible inventory for any other date. The increased advance rates compare to previous allowances of up to fifty-two percent (52%) of the value of eligible inventory for any date from September 1 through December 10 and forty-two percent (42%) for any other date of determination. Under the loan agreement, eligible inventory is reduced by the availability reserve, which may be established and revised by Congress in its discretion to cover risks or events it perceives may affect its security under the loan. As of the end of November 1996, the availability reserve under the loan agreement is approximately $1.2 million. In addition to the adjustments to the advance rates described above, the Company and Congress have amended the credit facility in certain other respects, including, as of July 1996, a reduction in the Company's adjusted net worth requirement from $7.5 million for the remainder of fiscal 1996 to $4.25 million for the remaining term of the loan, and, as of September 1996, a reduction of minimum required working capital from $7.2 million for the remainder of fiscal 1996 to $4.5 million for the remaining term of the loan. The loan continues to be secured by a first lien on substantially all of the assets of the Company, including inventory and accounts receivable.

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

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                NUMBER OF STORES

                                                           FISCAL 1995                       FISCAL 1996
                                                           -----------                       -----------
Beginning of year                                                   30                                29
Second Quarter Dispositions                                          1                                 0
Third Quarter Dispositions                                           0                                 1
                                                           -----------                       -----------

End of Third Quarter                                                29                                28
                                                           ===========                       ===========

On August 24, 1996, the Company closed a store, reducing its number of stores to 28. The closing did not have a material impact on the Company's operating results for the thirty-nine weeks ended November 2, 1996, and is not expected to have a material impact on future operating results.

RESULTS OF OPERATIONS

The following table sets forth certain financial data of the Company expressed as a percentage of net revenues for the thirteen weeks and thirty-nine weeks ended October 28, 1995 and November 2, 1996.



                            PERCENTAGE OF NET SALES

                                                              THIRTEEN WEEKS ENDED              THIRTY-NINE WEEKS  ENDED
                                                             OCTOBER 28,      NOVEMBER 2,      OCTOBER 28,     NOVEMBER 2,
                                                               1995              1996             1995             1996
                                                            -------------------------------------------------------------
 NET REVENUES                                                 100.0%            100.0%            100.0%            100.0%
 Cost of goods sold, including buying and
 distribution costs                                            75.3              70.0              75.0              70.6

                                                            -------------------------------------------------------------
 GROSS PROFIT                                                  24.7              30.0              25.0              29.4
 Selling, general and administrative expenses                  30.7              32.3              28.6              30.3
 Depreciation and amortization                                  2.8               2.7               2.8               2.7
                                                            -------------------------------------------------------------
 OPERATING (LOSS)                                              (8.8)             (5.0)             (6.4)             (3.6)
 Interest expense                                               1.5               1.9               0.9               1.7
                                                            -------------------------------------------------------------
 (LOSS) BEFORE REORGANIZATION ITEMS, TAXES AND
      EXTRAORDINARY ITEM                                      (10.3)             (6.9)             (7.3)             (5.3)
  Reorganization items                                          0.0               0.0               2.3               0.0
                                                            -------------------------------------------------------------
 (LOSS) BEFORE PROVISION FOR TAXES AND
      EXTRAORDINARY    ITEM                                   (10.3)             (6.9)             (9.6)             (5.3)
 Income Tax Benefit                                             0.0               0.0               1.8               0.0
                                                            -------------------------------------------------------------
 (LOSS) BEFORE EXTRAORDINARY ITEM                             (10.3)             (6.9)             (7.8)             (5.3)
 Extraordinary item: gain on debt discharge                     0.0               0.0               3.5               0.0
                                                            -------------------------------------------------------------
  NET (LOSS)                                                  (10.3)%            (6.9)%            (4.3)%            (5.3)%
                                                            =============================================================

   THIRTEEN WEEKS (THIRD QUARTER) AND THIRTY-NINE WEEKS (YEAR-TO-DATE) ENDED
                            NOVEMBER 2, 1996 VERSUS
          THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED OCTOBER 28, 1995


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

In an effort to improve the Company's financial performance and in connection with the Company's bankruptcy reorganization, the Company reduced the number of stores, implemented expense reductions commensurate with the downsizing of the total stores in operation, and improved liquidity by restructuring its pre-petition debt and obtaining a new credit facility. Since the effective date of the Plan, the Company has continued to experience lower than anticipated sales and continuing operating losses. The Company's business has been affected by a number of factors, including, but not limited to, the general weakness in the apparel industry, increased competitive pressures in its market areas and other business risks, many of which are not within the Company's control. While the Company has maintained inventory at planned levels and management believes that trade credit constraints have not had a material impact on their ability to acquire inventory for the 1996 holiday season, unfavorable conditions and financial performance could heighten vendor and factor concern regarding the Company's creditworthiness, which could adversely affect the Company's ability to receive sufficient trade credit support to acquire adequate levels of inventory in the future.


Recent Developments

Since the close of the second quarter, David Dash, the Company's Chief Executive Officer and President, resigned. Charles Siegel, who was a consultant and the Acting Chief Operating Officer at Solo Serve, has been hired to fill that position. During the second quarter, the Company hired Ross E. Bacon as Chief Financial Officer to replace the former Chief Operating Officer/Chief Financial Officer, who had resigned. Subsequent to the hiring of Mr. Siegel, Mr. Bacon assumed the duties of Chief Operating Officer and has been named Executive Vice President.

Management is continuing to implement a business strategy which seeks to achieve higher gross margins on lower comparable store sales than in fiscal 1995. The key elements of this strategy are lower average store inventories, quick price reduction on slower moving merchandise, constant flow of fresh merchandise, less promotional pricing, and a reduced expense structure. The Company has implemented cost reduction programs designed to increase labor productivity, reduce advertising costs, and restructure associate benefit plans. During the quarter, management reorganized the duties and reporting responsibilities of certain Company employees and eliminated other positions. Management believes that these and other expense reduction initiatives will result in aggregate expense savings of approximately $3 million on an annualized basis. During fiscal 1996 management expects the Company to realize aggregate expense savings of approximately $2 million over fiscal 1995 due to implementation of such expense reduction initiatives. The Company is continuing to evaluate additional opportunities to reduce expenses. Although management believes the current business strategy is appropriate in light of business conditions and recent sales trends, the Company has continued to experience operating losses and no assurance can be given that the Company will be successful in its efforts to improve operations and reverse recent operating trends.

Results of Operations

The Company's net revenues for the third quarter and year-to-date period ended November 2, 1996 were $22.2 million and $69.5 million, respectively, as compared to $24.2 million and $77.7 million in the prior year. The majority of the year-to-date revenue decrease is attributable to a decline in comparable store sales of 10% for the period. Management attributes the comparable store sales decrease principally to increased competitive pressures in its market areas, continuing unfavorable economic conditions in some of the Company's principal markets, and less promotional activities than in the comparable periods of fiscal 1995.

Gross profit for the third quarter of 1996 increased by $371,000 to $ 6.4 million from $6.0 million in the third quarter of the prior year. Gross profit for the first three quarters of 1996 increased $1.1 million to $20.5 million from $19.4 million during the comparable period of the prior year. The increased gross profit during the first three quarters of 1996 resulted principally from reduced promotional activity and selectively higher initial markups than in the comparable periods of fiscal 1995.

For the third quarter of fiscal 1996, selling, general and administrative expenses decreased $602,000 to $6.8 million from $7.4 million in 1995. This is due primarily to reductions in personnel and the associated costs, and to a decrease in professional fees, which are generally lower since the Company came out of bankruptcy. For the first three quarters of fiscal 1996, selling, general and administrative expenses decreased $1.2 million to $21.0 million from $22.2 million in 1995. This is principally a result of reduced advertising costs. Selling, general and administrative expenses as a percentage of revenue increased to 30.3% from 28.6% for the comparable thirty-nine week period of the prior year. This is due to the decrease in net revenues.

Depreciation and amortization in the third quarter of 1996 decreased 17% to $581,000 from $696,000 for the same period in 1995. Depreciation and amortization for the thirty-nine weeks ended November 2, 1996, decreased 14% to $1.8 million from $2.2 million during the comparable period in 1995. These reductions are due to certain assets becoming fully depreciated in 1995.

The Company recorded an operating loss of $1.0 million and $2.5 million for the thirteen and thirty-nine weeks ended November 2, 1996, respectively. This is compared to the operating loss of $2.1 million and $5.0 million for the thirteen and thirty-nine weeks ended October 28, 1995. The Company's improved operating results on lower comparable sales are primarily a result of improved gross profit and reduced expenses.

The Company recorded net interest expense for the first three quarters of 1996 of approximately $1.2 million as compared to $695,000 during the same period in 1995. As a result of the Chapter 11 filing, the Company did not accrue interest on unsecured pre-petition indebtedness during the reorganization period. After July 18, 1995, the effective date upon which the Company's Plan was adopted, the Company commenced accruing interest expense on all interest bearing obligations.

Liquidity and Capital Resources

During the first three quarters of 1996, $1.1 million of cash was used for operating activities. Capital expenditures were $223,000, the majority of which were for replenishment and refurbishment of existing equipment and facilities.

As part of its Plan of Reorganization, the Company restructured its pre-petition secured indebtedness. Under the Plan, the Company assumed a $5.8 million mortgage note, secured by the Company's corporate office and distribution center in San Antonio, Texas. The mortgage note carries an interest rate of 9.5% per annum and requires monthly payments of $49,773 until December 2002, when the balance is due. The Company also modified and assumed a $1.2 million note payable to MetLife Capital Corporation ("MetLife"), which is secured by various equipment and fixtures located at the corporate office and certain stores. The MetLife note carries an interest rate of 8.0% and requires equal monthly payments, including principal and interest,
of $35,044 until September 1998, when the balance is due.   The Company also
entered into a $5.6 million term note payable to TCB which carries an interest rate of prime plus one-half percent and is due in equal monthly installments of principal and interest of $64,117 until January 1999, when the balance is due. The Company continues to evaluate opportunities related to its owned real estate, including the possible sale and leaseback of its distribution center, corporate offices, and its three owned store locations.

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

On July 2, 1996, the Company amended its credit facility with Congress to, among other things, increase the advance rate, which is a key factor in calculating the borrowing base. As a result of the amendment, the advance rates under the credit facility have been increased to sixty percent (60%) of the value of eligible inventory for any date from July 1 through December 10 and fifty-five percent (55%) of the value of eligible inventory for any other date. The increased advance rates compare to previous allowances of up to fifty-two percent (52%) of the value of eligible inventory for any date from September 1 through December 10 and forty-two percent (42%) for any other date of determination. Under the loan agreement, eligible inventory is reduced by the availability reserve, which may be established and revised by Congress in its discretion to cover risks or events it perceives may affect its security under the loan. As of the end of November 1996, the availability reserve under the loan agreement is approximately $1.2 million. The July amendment also reduced the Company's required minimum net worth to $4.25 million from $7.5 million, and a further amendment in September 1996 reduced the minimum required working capital from $7.2 million to $4.5 million.

At the end of October 1996, the Company had decreased the comparable store inventories by 28.9% below October 1995. Additionally, the Company has decreased the packaway inventories at the San Antonio distribution center by 83% from October 1995. These levels of decreases in store and distribution center inventory levels are a part of the Company's business strategy for fiscal 1996. The Company increases its inventory levels periodically in anticipation of key selling periods. Inventory peaks in late November, in anticipation of the Christmas selling season.

Short-term trade credit represents a significant source of financing for merchandise inventories. Trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases and is either financed by the vendor or a third-party factor. Since September 1996 the Company's ability to acquire product on normal payment terms has not been significantly impaired and is improved over what was experienced in the second quarter of fiscal 1996. Management does not believe that trade credit constraints have materially impacted the Company's ability to acquire inventory for the 1996 holiday season.

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

Forward-looking Statements

Forward-looking statements in this Quarterly Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward- looking statements involve risks and uncertainty. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: market dynamics, availability of financing, relationships with vendors and competition. Additional information concerning those and other factors are contained in the Company's Securities and

Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge.

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

  2.2       Non-material Modifications  to  First  Amended  Plan  of  Reorganization  of  Solo  Serve
            Corporation, entered July 6, 1995 (6)

  3.1       Restated Certificate of Incorporation of the Company (7)

  3.2       Certificate of Designation of Rights and Preferences of Preferred Stock (7)

  3.3       Bylaws of the Company, as amended and restated (9)

  4.1       Specimen Certificate for Common Stock of the Registrant (representing shares of common stock of the Company after giving effect to the previously reported 1-for-2 reverse split effected July 18, 1995) (9)

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

  10.29     Consulting Agreement between the Company and Charles Siegel (13)

  10.30     Employment Agreement between the Company and Charles Siegel (13)

  10.31     Amendment No. 4 to Loan and Security Agreement by and between Solo Serve Corporation and
            Congress Financial Corporation (Southwest) dated as of September 1, 1996 (13)

  15        Independent Accountant's Awareness Letter *

  27        Financial Data Schedule *

  99        Review Report of Price Waterhouse *

--------------
         *       Filed herewith.

         (1) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (No. 33- 46324), as filed on March 11, 1992, and amended by Amendment No. 1, filed on March 26, 1992, Amendment No. 2, filed on April 20, 1992, and Amendment No. 3, filed on April 24, 1992.
         (2) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K for the Fiscal year ended January 30, 1993.
         (3) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 30, 1994.
         (4) Incorporated by reference to the Exhibits filed to the Company's Annual Report on Form 10-K for the Fiscal Year ended January 28, 1995.
         (5) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 29, 1995.
         (6) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for July 6, 1995.
         (7) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for July 18, 1995.
         (8) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 29, 1995.
         (9) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended October 28, 1995.
         (10) Incorporated by reference to the Exhibits filed to the Company's Annual Report on Form 10-K for the Fiscal Year ended February 3, 1996.
         (11) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for February 8, 1996.
         (12) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for July 2, 1996.
         (13) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended August 3, 1996.

         (b) Reports on Form 8-K. None were filed during the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                SOLO SERVE CORPORATION


                                By:  /s/ Charles Siegel
                                     -----------------------------------------
                                     Charles Siegel,
                                     President and Chief Executive Officer


                                By:  /s/ Ross E. Bacon
                                     -----------------------------------------
                                     Ross E. Bacon,
                                     Executive Vice President and Chief
                                     Operating Officer/Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                                                                   Sequential
Number     Description of Exhibit                                                                          Page No.
-------    ----------------------                                                                         ----------
  2.1       First Amended Plan of Reorganization of Solo Serve Corporation dated May 17, 1995 (6)          *

  2.2       Non-material Modifications  to  First  Amended  Plan  of  Reorganization  of  Solo  Serve      *
            Corporation, entered July 6, 1995 (6)

  3.1       Restated Certificate of Incorporation of the Company (7)                                       *

  3.2       Certificate of Designation of Rights and Preferences of Preferred Stock (7)                    *

  3.3       Bylaws of the Company, as amended and restated (9)                                             *

  4.1       Specimen Certificate for Common Stock of the Registrant (representing shares of common         *
            stock of the Company after giving effect to the previously reported 1-for-2 reverse split effected July 18, 1995) (9)

  10.1      Registration Rights Agreement among General Atlantic Corporation, Robert J. Grimm and          *
            the Company (1)

  10.2      Agreement Regarding Tax Consequences of Deconsolidation between the Company and General        *
            Atlantic Corporation (1)

  10.3      Tax Allocation Agreement between the Company and General Atlantic Corporation (1)              *

  10.4      Form of Indemnity Agreement between Directors, Executive Officers and the Company (1)          *

  10.5      Associate Stock Purchase Plan of the Company (2)                                               *

  10.6      Retirement Savings Plan and Trust of the Company (2)                                           *

  10.7      Mortgage Note A, dated November 20, 1992, in principal amount of $4,940,000, with the          *
            Company as Maker and Nationwide Life Insurance Company as Holder (2)

  10.8      Mortgage Note B, dated November 20, 1992, in principal amount of $1,000,000, with the          *
            Company as Maker and Employers Life Insurance Company of Wausau as Holder (2)

  10.9      Asset Purchase Agreement between the Company and Ross Stores, Inc. (3)                         *

  10.10     Employment Agreement between the Company and David P. Dash (4)                                 *

  10.11     Employment Agreement between the Company and Robert J. Grimm, as amended (5)                   *

  10.12     Subscription Agreement between the Company and General Atlantic Corporation (7)                *

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

  10.16     Loan and Security Agreement, dated as of June 20, 1995, by and between Solo Serve              *
            Corporation and Congress Financial Corporation (Southwest) (7)

  10.17     Amended Loan  and Security  Agreement, dated  July 18,  1995, by  and between  Solo Serve      *
            Corporation and MetLife Capital Corporation (8)

  10.18     Loan Modification Agreement, dated July 18, 1995, by and among Solo  Serve Corporation,        *
            Nationwide Life Insurance Company, and Employers Life Insurance Company (8)

  10.19     Promissory  Note, dated  July  31, 1995, in  principal amount of $5,565,000, with the          *
            Company as Maker, and Texas Commerce Bank National Association as Holder (8)

  10.20     Loan Modification Agreement, dated October 27, 1995, by and between Solo Serve                 *
            Corporation and Congress Financial Corporation (Southwest) (9)

  10.21     Employment Agreement between the Company and Timothy L. Grady (9)                              *

  10.22     Employment Agreement between the Company and Janet Pollock (9)                                 *

  10.23     Consulting Services Agreement between the Company and Robert J. Grimm (10)                     *

  10.24     Second Amendment to Loan and Security Agreement, dated January 31, 1996, by and between        *
            Solo Serve Corporation and Congress Financial Corporation (Southwest) (11)

  10.25     Letter Agreement dated January 23, 1996 by and between the Company and MetLife Capital         *
            Corporation modifying the Loan and Security Agreement between the Company and MetLife
            Capital Corporation, as amended on July 18, 1995 (11)

  10.26     Amendment No. 3 to Loan and Security Agreement by and between Solo Serve Corporation and       *
            Congress Financial Corporation (Southwest) dated as of June 26, 1996 (12)

  10.27     Letter of Credit and Security Agreement between Solo Serve Corporation and General             *
            Atlantic Corporation dated as of June 26, 1996 (12)

  10.28     Intercreditor and Subordination Agreement between Congress Financial Corporation               *
            (Southwest) and General Atlantic  Corporation dated as of June 26,  1996, as acknowledged and agreed to by Solo Serve Corporation (12)

  10.29     Consulting Agreement between the Company and Charles Siegel (13)                               *

  10.30     Employment Agreement between the Company and Charles Siegel (13)                               *

  10.31     Amendment No. 4 to Loan and Security Agreement by and between  Solo Serve Corporation and      *
            Congress Financial Corporation (Southwest) dated as of September 1, 1996 (13)

  15        Independent Accountant's Awareness Letter                                                     19

  27        Financial Data Schedule                                                                       20

  99        Review Report of Price Waterhouse                                                             21

*Incorporated by reference--see page 15 for references.