Form 10-K
period 1997-02-01
SOLO SERVE CORP
filed 1997-05-19
CIK 884941

                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-19994

                             SOLO SERVE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         74 - 2048057
-------------------------------                          -------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

                 1610 Cornerway Blvd., San Antonio, Texas 78219
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (210) 662-6262
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $.01 per share

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock (which consists of shares of Common Stock and Preferred Stock) held by non-affiliates of the registrant as of April 30, 1997 cannot be determined because there is not an active trading market for the Company's stock. See Item 5 of this Report.

         The number of shares of the issuer's Common Stock, par value $.01 per share, and Preferred Stock, par value $.01 per share, outstanding as of April 30, 1997, were 2,856,126 and 1,388,889 shares, respectively. Affiliates of the registrant held 1,307,500 shares of the Common Stock, and all of the Preferred Stock, outstanding on April 30, 1997.

                                                     Exhibit Index on Page 57
                                                               Total Pages 95

                                   FORM 10-K
                               TABLE OF CONTENTS

                                     PART I

                                                                          Page
                                                                          ----

Item 1.  Business ......................................................    3

Item 2.  Properties ....................................................    9

Item 3.  Legal Proceedings .............................................    9

Item 4.  Submission of Matters to a Vote of Security Holders ...........   10

Item 4a. Executive Officers of the Company .............................   10


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters .....................................................   10

Item 6.  Selected Financial Data .......................................   11

Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ...................................   12

Item 8.  Financial Statements ..........................................   19

Item 9.  Changes in and Disagreement with Accountants on Accounting
           and Financial Disclosure ....................................   19


                                    PART III

Item 10. Directors and Executive Officers ..............................   20

Item 11. Executive Compensation ........................................   21

Item 12. Security Ownership of Certain Beneficial Owners and
           Management ..................................................   31

Item 13. Certain Relationships and Related Transactions ................   32

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K ....................................................   35

Index to Consolidated Financial Statements and Schedules ...............   F-1

                                     PART I

ITEM 1. BUSINESS

GENERAL

         The Company operates a chain of off-price retail stores offering a wide selection of name-brand and other merchandise at prices significantly below those of traditional department and specialty stores. Solo Serve stores offer a wide variety of fashion apparel for the entire family, as well as fragrances, hosiery, shoes and quality home furnishings. The Company currently operates 28 Solo Serve stores in Texas, Louisiana, and Alabama.

         The Company was formed in Texas in 1979 to acquire all of the assets of Solo Serve Company and was reincorporated in Delaware in December 1991. Prior to February 9, 1996, Solo Serve Corporation common stock was quoted on the NASDAQ National Market System under the symbol "SOLOQ". The Company was notified by NASDAQ that the Company's common stock would no longer be eligible for trading on the NASDAQ Stock Market effective February 9, 1996 because the Company's request for an exception from the quantitative maintenance criteria required for inclusion in the NASDAQ National Market System had been denied. Following delisting from NASDAQ/NMS, the Company's common stock began trading on the over-the-counter market and the quotes are carried in the "pink sheets." There are few trades in the Company's common stock.

         On July 21, 1994 (the "Petition Date"), the Company filed a petition (the "Filing") under Chapter 11 of the Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Western District of Texas (the "Bankruptcy Court"). On July 6, 1995, the Bankruptcy Court approved a Proposed Plan of Reorganization (the "Plan") jointly sponsored by the Official Committee of Unsecured Creditors and Texas Commerce Bank San Antonio, N.A. ("TCB"), which became effective on July 18, 1995. Under the Plan, the Unsecured Creditors agreed to a distribution of 72.5% of pre- petition unsecured allowed claims. The total amount of pre-petition unsecured allowed claims was $15.6 million. Additionally, the Plan allowed for cash distributions for certain secured and priority claims which totaled $2.2 million. On the effective date of the Plan, the Company issued 1,388,889 shares of convertible Preferred Stock for an aggregate consideration of $2.5 million. All of the Preferred Stock was purchased by General Atlantic Corporation ("GAC"), the Company's largest stockholder. On July 31, 1995, the Company disbursed $10.2 million to its creditors in accordance with the First Distribution as proposed by the Plan. The second and final distribution, which occurred on December 20, 1995, was approximately $3.5 million. The second distribution was financed in part by $2.5 million of funds in escrow which were the proceeds from the sale of the Company's Preferred Stock. As of February 3, 1996, the Company had "Contested Claims" of approximately $461,000 which were classified as Liabilities Subject to Compromise. On April 17, 1996, the Bankruptcy Court entered the Final Decree, which administratively closed Solo Serve's Chapter 11 bankruptcy case. As of February 1, 1997 the Company has settled all known claims.

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

         In an effort to improve the Company's financial performance and in connection with the Company's bankruptcy reorganization, the Company reduced the number of stores, implemented expense reductions commensurate with the downsizing of the total stores in operation, and improved liquidity by restructuring its pre-petition debt and obtaining a new credit facility. Since the effective date of the Plan, the Company has continued to experience lower than anticipated sales and continuing operating losses. The Company's business has been affected by a number of factors, including increased competition in its principal markets, weakness in the apparel industry, unfavorable economic conditions in certain markets and other factors, many of which are not within the Company's control. The Company continues to experience increased competitive pressure on both price points and market share. Increased competitive pricing and promotional strategies have put significant downward pressure on price points, and competitors have opened additional store locations in the Company's principal markets. While the Company has maintained inventory at planned levels, the Company has experienced some reduction in the availability of trade credit, and continuing unfavorable business conditions and financial performance could heighten vendor and factor concern regarding the Company's creditworthiness, which could adversely affect the Company's ability to receive sufficient trade credit support to acquire adequate levels of inventory in the future. No assurance can be given that the Company will be successful in its efforts to improve sales and operations and reverse operating trends. Because of these uncertainties, any investment in the Company's common stock should be considered speculative.

THE SOLO SERVE STORE

         The Solo Serve stores are designed to create a departmentalized atmosphere through merchandise presentation and abundant in-store signage. The Company seeks to create an attractive, comfortable shopping environment that draws customers' attention to the broad assortment of value-priced branded merchandise.

         Merchandise departments are well-signed, easily distinguished and typically configured around a "racetrack" aisle designed to optimize the customer's visual impressions of the quality and quantity of the store's merchandise. Departments are carpeted and display fixtures along with capacity racks are used to highlight the store's broad merchandise assortment. In-store signage highlights famous designers' and manufacturers' names and reinforces the Company's value pricing. The store entrances are designed to create a brand, price, fashion and service statement to the customer by featuring fragrance showcases, prominent branded men's and women's apparel and a customer service desk.

         The Solo Serve stores are located generally in metropolitan areas in large strip shopping centers. The Solo Serve stores typically vary in size from 25,000 to 30,000 total square feet, with an average of approximately 23,000 square feet of selling space and a 3,000-square-foot storage facility.

MERCHANDISING STRATEGY

         The Company primarily purchases a large selection of nationally-recognized branded merchandise for its Solo Serve stores, which the Company prices significantly below traditional department and specialty stores. The Company seeks to manage the inventory in its Solo Serve stores to achieve a high turnover rate and to provide the stores with fresh merchandise on a frequent basis. Discount prices and high inventory turnover are made possible by an opportunistic purchasing strategy which consists primarily of branded goods purchased at incentive prices, of in-season cancellations by major retailers, manufacturers' overruns, end-of-season closeouts, occasional acquisitions of end-of- season inventory from well-known and upscale retail companies, and an efficient distribution system permitting quick delivery of new merchandise to the stores. First quality name-brand merchandise remains the primary focus of the Solo Serve store's product offering, but purchases of selected irregulars, which are subject to strict quality control, permit the Company to reinforce Solo Serve's "price-value" message. Through frequent promotions and a changing variety of quality, off-price merchandise in the stores, the Company seeks to frequently attract the knowledgeable, value-conscious customer.

         The broadest merchandise selection in Solo Serve stores is in women's fashions. Women's merchandise lines include dresses, separates, coordinates, activewear, and outerwear. Women's apparel is segmented into juniors, misses, petites and plus sizes. Handbags, sleepwear and loungewear, intimate apparel and casual and dress shoes complement the women's apparel group.

         Another important department in Solo Serve stores is the men's department. Men's apparel includes branded dress shirts and ties, basics, casual sportswear, activewear, dress slacks, jeans, and outerwear.

         The children's department is designed to offer exceptional values for families with young children. Children's merchandise lines include a wide selection of infants' and toddlers' apparel and basics; girls' sportswear, dresses, lingerie, sleepwear, activewear, basics and outerwear in sizes 4 to 6x and 7 to 14; and boys' tops, bottoms, jeans, activewear, basics and outerwear in sizes 4 to 7 and 8 to 20.

         Additionally, the Company is expanding its product offering of domestics, home decor and gifts.

         Solo Serve stores also offer an extensive and in-depth selection of prestige fragrances in a department store format under an exclusive supply agreement with a major fragrance supplier, Model Imperial, Inc. The Company operates a licensed department in its stores and sells Model's fragrances on a consignment basis. Under the terms of the agreement, the Company supplies fixtures, staffing, and advertising at specified levels and receives a commission on actual sales. Although the Company retains some discretion over merchandise mix, Model is primarily responsible for the ultimate selection and pricing of fragrances. Model filed for protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code on July 18, 1996. Although Model has not yet accepted or rejected the exclusive supply agreement with the Company during the pendency of the Chapter 11 case, Model has indicated its desire to continue the contract with the Company. Model is seeking modifications of the percentage commission paid to the Company. The Company has not yet determined whether a continued relationship with Model would fulfill the product and business needs of the Company. A disruption in the Company's supply of fragrances could adversely affect sales during key selling seasons. If a disruption in the Model supply should occur, the Company would seek an alternative supplier of fragrances on a similar consignment basis or directly purchase products to attempt to offset any loss of sales and gross margin. Any direct purchase of inventory would increase working capital requirements and may have an adverse effect on liquidity.

         The Company has granted a license to an independent licensee to operate fine jewelry departments in the San Antonio Solo Serve stores. Under the license agreement, which expires August 31, 1999, the licensee has agreed to pay to the Company a base rental amount and a percentage of its sales in excess of specified amounts. These jewelry departments typically occupy 200 square feet of selling space in each of the 12 San Antonio stores.

         During fiscal 1997, management plans to, among other things, place special emphasis on merchandising and marketing specifically to the econo-socio-ethnic background of the trade area and customer base of individual stores. This is expected to include, but not be limited to, market-specific or store-specific tailoring of the product offerings, including price points, sizing, brands, assortments, categories, and promotions. Additionally, greater emphasis will be placed on planning of stock levels and allocating of product by category and price points to meet the needs of the individual store and its customer base. It is possible that certain categories of inventory will be eliminated entirely in certain stores and other categories will be added or existing categories expanded. Management believes that these efforts and a reduction in turnaround time in its distribution center will increase sales, reduce overall inventory levels and enhance cash flow.

         Management also plans to open a new store in the third quarter of fiscal 1997 in a new market area smaller than the market areas served by the Company's existing stores.. This will be a test of the Company's ability to operate a smaller store in a smaller market than it has historically, and to design a store to match a specific market. The store will be in a market with less direct competition from other, larger off-price retailers. The Company anticipates that with its new merchandising strategy, such a store can be successful and contribute to improving the Company's operating results.

PRICING STRATEGY

         The Company's pricing strategy is designed to provide exceptional value to its customers. Solo Serve stores offer merchandise at prices significantly below those charged by traditional department and specialty stores. Most price tickets display the Solo Serve selling price as well as the comparable selling price of the item at traditional department or specialty stores. In addition, the ticket clearly identifies whether the item is first quality or an irregular. Pricing decisions are made centrally by the Company's staff of buyers, subject to review by the divisional merchandise managers. Management periodically monitors its competitors' prices in order to permit more focused promotional efforts and to ensure that the Company's prices remain competitive. The Company's management information systems provide ongoing information enabling the Company's buyers to track sales by unit and category and adjust current prices when appropriate. During 1996, the Company implemented selectively higher initial markups than in comparable periods in fiscal 1995, which contributed to higher gross margins on lower gross sales. During 1997, management plans to reduce promotional pricing activity from historical levels.

         The Company's advertised promotions are designed to permit Solo Serve customers to realize additional savings over the already discounted prices, encourage customers to visit the stores regularly and reinforce Solo Serve's image as a dependable source of quality goods at substantial savings. Price reductions are taken on fashion merchandise to maximize inventory turnover and offer additional value opportunities to customers. Management periodically reviews and adjusts its pricing strategies and promotional activities in an effort to more effectively convey its price/value message and encourage frequent visits to its stores.

PROMOTIONAL STRATEGY

         The Company's advertising and promotional strategy is designed principally to reinforce Solo Serve's image as a value-priced retailer for the entire family. Advertising and promotion programs are directed at the general population through newspaper advertisements, special promotional events, television and radio and focus on advertising specific merchandise or categories offered at opportunistic or at discounted prices. The Company continues to strive to encourage frequent shopping from customers by presenting the customer with an ever-changing mix of merchandise. Media promotions are reinforced by in-store signage highlighting famous designers' and manufacturers' names and by pricing statements comparing Solo Serve's prices to those of department and specialty stores. In 1997, management expects to shift more of its advertising expenditures from print to electronic media, principally television.

         The Company maintains an in-house advertising department that currently produces substantially all of the Company's print advertising and in-store signage. Computerized graphics technology is used to produce camera-ready print media, which management believes results in more timely and cost effective production than would be possible with third-party providers.

VENDOR RELATIONSHIPS AND PURCHASING STRATEGY

         To ensure a steady supply of brand-name and other merchandise, the Company has developed long-standing relationships with certain of its suppliers. The Company maintains a central buying staff in San Antonio and for part of fiscal 1996 employed its own staff of full-time resident buyers in New York. Late in 1996, the Company eliminated its New York buying staff. Management believes that the San Antonio buyers are best able to understand the preferences of customers in the Company's markets. These buyers make frequent trips to New York (where the Company still maintains an office) and Los Angeles, and are continually in contact with market and buying resources throughout the country. The Company's buying staff is comprised of experienced off-price buyers, some of whom also have experience with traditional department stores. The buying staff is divided into groups supervised by divisional merchandise managers who report to the Chief Executive Officer.

         The Company actively pursues additional branded sources of supply and is attempting to selectively upgrade its merchandise assortments. During fiscal year 1996, the Company purchased goods from over 1,500 vendors. By purchasing closer to and during the selling season and later in the merchandise buying cycle than department and specialty stores, the Company believes it is able to take advantage of favorable market conditions. This purchasing strategy enables the Company to interpret and react to important fashion developments during the selling season. To help ensure an adequate supply of value-oriented merchandise at the beginning of a new season, the Company occasionally purchases out-of-season merchandise ("Packaways") at advantageous prices and warehouses this merchandise at its San Antonio distribution center. During 1996, as part of its strategy to reduce inventory levels, the Company significantly reduced its purchases of Packaways. Management does not believe this has materially hindered its ability to have adequate product available for sale at favorable costs. Favorable merchandise costs are also realized by purchasing from vendors offering in-season cancellations by major retailers, manufacturers' overruns, end-of-season closeouts, and selected irregulars. While the Company believes its relationships with its vendors are generally satisfactory, no assurances can be given that an adequate supply of merchandise at attractive prices will continually be available for all of the Company's departments or that there will not be periodic delays or disruptions in the flow of merchandise to the Company's stores.

INVENTORY MANAGEMENT AND MERCHANDISE DISTRIBUTION

         The Company's current inventory management strategy of reducing average store inventories as compared to the prior year is designed to achieve high inventory turnover rates while enabling the Company to provide its stores with fresh merchandise on a frequent basis and improving gross margin as a percentage of sales. By closely monitoring sales, current inventory levels and fashion trends and comparing them with on-order merchandise, the Company seeks to manage its inventory turnover by making necessary purchasing adjustments.

         The Company owns and operates a 440,000 square-foot headquarters facility and distribution center which is located on a 24-acre parcel of land in San Antonio, Texas. This facility houses executive offices, central buying, advertising, management information systems and administrative staff in 40,000 square feet of office space and a 400,000 square-foot receiving, distribution and warehouse area.

         The Company uses a centralized distribution system in which all merchandise is processed through its distribution center and allocated to the Company's stores. Merchandise received at the distribution center is checked, price-ticketed, assigned to individual stores, packed for delivery and shipped. The Company utilizes its distribution personnel and systems to assign merchandise to stores based on store volume and known historical customer purchasing patterns. The distribution system complements the Company's promotional advertising strategy by prioritizing and processing featured merchandise through the Company's distribution center on an expedited basis. The Company uses its distribution facility to take advantage of assorted merchandise lots at deep discounts, which can be sorted and priced at the distribution center.

         The Company delivers merchandise from its distribution center to the stores by means of contract carriers or the Company's trucks, typically twice each week. The distribution center is conveniently located near major north-south and east-west highways, facilitating efficient distribution to the Company's stores.

MANAGEMENT INFORMATION SYSTEMS

         Management continues to be committed to the use of technology as a means of raising productivity and improving the overall performance of the business. Merchandise planning and control systems are the principal focus of present efforts. Management believes that its current merchandising systems are adequate. During the fall of 1995, the Company implemented a merchandise planning system that management believes improved inventory management by allowing for timely response to business trends, and the management of lower average store inventories. During 1997, additional capabilities of the system are expected to be utilized to manage inventory allocation and store inventory planning by department and category.

         During 1997 the Company plans to pilot a new Point of Sale cash register system at 5 stores. Management expects the new system to speed customer check-out, improve customer service, and enhance reporting capabilities. The Company is in the process of reviewing potential system problems related to the year 2000, the resolutions of which management does not believe would have a material adverse effect on the Company or its business.

COMPETITION

         The national apparel market is highly fragmented and competitive. In addition to price, the Company believes the principal competitive factors in the retail apparel industry are merchandise assortment, quality and presentation, relationships with vendors, store location, operating costs, and customer service. The Company faces significant competition for customers and merchandise supply from other off-price apparel stores and discount stores. Many of these competitors are units of large national or regional chains that have substantially greater resources than the Company. Among other advantages, the availability of greater resources permits large national and regional chains to buy merchandise in larger lots and therefore at better prices; to leverage their general and administrative expenses over a larger sales base; to selectively adopt more aggressive pricing or promotional strategies in certain markets when it is deemed to be advantageous from a competitive standpoint; and to establish and maintain relationships with suppliers who provide access to certain higher profile branded merchandise. Additionally, as certain larger national and regional competitors open new stores, they have been able to secure locations in new retail developments with better tenant mix and demographics than many Solo Serve stores.

         Historically, Solo Serve stores have competed with other off-price stores by offering a large selection of name-brand merchandise at competitive prices; with discount stores by offering higher-quality name-brand fashions at comparable price points; and with traditional department stores by offering similar name-brands at substantially reduced prices. In recent years larger off-price chains have significantly expanded their presence in the Company's historical markets. Moreover, the off-price apparel business has become more competitive as traditional department stores have adopted more aggressive pricing and promotional strategies and as discount stores have improved and enhanced their merchandise selections while continuing to offer discount prices. Additionally, the growth of fashion-branded outlet malls has somewhat constricted, and may further constrict, the supply of branded merchandise formerly available to off-price retailers.

         In fiscal year 1996, an overall weakness in retail apparel sales further stimulated price competition among existing competitors. Additionally, increased competitive pricing and promotional strategies by major department stores put tremendous downward pressure on price points during the important Christmas selling season in 1996. Moreover, in the Company's principal markets, San Antonio and New Orleans, larger national and regional competitors have opened additional store locations and more locations are planned. See "Management's Discussion and Analysis."

EMPLOYEES

         During fiscal year 1996, the Company's work force consisted of an average of approximately 900 forty-hour equivalent employees, referred to by the Company as "associates". This employee base consisted of approximately 550 full-time associates and an additional 450 part-time associates. Substantial seasonality is associated with employment levels. The Company expects the employee base in fiscal 1997 to be approximately the same as 1996.

         Management believes that the Company's associates are paid competitively with current local standards in the industry. The Company contributes a portion of the cost of medical and life insurance coverage for those associates who are eligible to participate in Company-sponsored plans. All associates also receive discounts on purchases of Company merchandise in the stores. The Company considers its relationship with its associates to be satisfactory.

         Effective February 1996, the Company reentered the Texas Workers' Compensation insurance program and in January 1997 the Company purchased fully-funded health and worker's compensation insurance policies. Subsequent to December 1996, the Company became aware of certain unpaid claims under the Company's then self-funded worker's compensation and health plans, including a substantial claim related to a bone marrow transplant for a dependent of one of the Company's associates. The Company is seeking resolution of this matter currently. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CREDIT SALES

         The Company offers customers several methods of payment, including cash, personal checks and third-party credit cards (American Express, Discover, MasterCard, and Visa). Solo Serve stores also offer a layaway deferred payment plan. The Company does not have a private label credit card.

ITEM 2. PROPERTIES

STORE LOCATIONS AND PROPERTIES

         The table below shows the location and opening dates of each of the Company's 28 stores in operation at fiscal year end 1996:

STORE MARKET                            STORE MARKET
LOCATION               OPENING DATE     LOCATION              OPENING DATE
------------           ------------     ------------          ------------
San Antonio, TX        1919             San Antonio, TX       November 1985
San Antonio, TX        May 1959         San Antonio, TX       April 1988
San Antonio, TX        May 1970         San Antonio, TX       September 1988
San Antonio, TX        February 1981    San Antonio, TX       August 1989
San Antonio, TX        July 1981        Corpus Christi, TX    March 1990
Austin, TX             November 1981    San Antonio, TX       October 1990
New Orleans, LA        July 1983        McAllen, TX           September 1992
New Orleans, LA        September 1983   Austin, TX            October 1990
Baton Rouge, LA        October 1983     Laredo, TX            July 1991
Mobile, AL             September 1984   San Antonio, TX       March 1992
New Orleans, LA        October 1984     Brownsville, TX       August 1992
Corpus Christi, TX     March 1985       Shreveport, LA        July 1993
New Orleans, LA        September 1985   San Antonio, TX       March 1994
New Orleans, LA        November 1985    Austin, TX            March 1994

         In fiscal year 1994, the Company closed its one store located in Waco, Texas, assigned its leases and sold the furniture and fixtures of its eight stores in Houston and closed its eight Half & More stores. In fiscal 1995 the Company closed its one store located in Montgomery, Alabama. In fiscal 1996 the Company closed one of its Austin stores.

         The Company owns the real estate and improvements on which three of its Solo Serve stores in San Antonio, Texas are located and leases the remainder of its stores. The leases have remaining terms ranging from 1 to 15 years, with renewal options at higher fixed rates in most cases. Most of the leases provide for percentage rent over sales breakpoints. The Company presently leases an office in New York for the use of its buyers when they make buying trips. The Company also owns its 440,000 square-foot corporate headquarters and distribution center located in San Antonio, Texas.

         During 1996, the Company listed all of its owned properties for sale, including the distribution center. The Company has entered into an earnest money contract providing for the sale and leaseback of one of its owned store locations, which contract is subject to a number of conditions. No assurance can be given that the transaction will close. The Company continues to consider alternatives with regard to its remaining owned real estate, including sale/leaseback or, subject to availability of suitable locations, outright sale of any of the three properties.

         See "Management's Discussion and Analysis -- Liquidity and Capital Resources."

SERVICE MARKS

         "Solo Serve" and "Solo" are service marks that have been registered by the Company with the U.S. Patent and Trademark Office.

ITEM 3. LEGAL PROCEEDINGS

         From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In the opinion of management, the outcome of this litigation will not have a material effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended February 1, 1997.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

         Charles M. Siegel, age 58, became employed by the Company in August 1996 as President and Chief Executive Officer. He joined the Company as a full-time consultant and Acting Chief Operating Officer in early July 1996. Prior to joining the Company, Mr. Siegel was President, Chairman and Chief Executive Officer of 50-Off Stores, Inc., which in 1988 became the successor organization to Shoppers World stores, for which Mr. Siegel was a member of the founding executive group in 1975.

         Ross E. Bacon, age 52, became Chief Operating and Financial Officer and Executive Vice President of the Company in September 1996. He had joined the Company in July 1996 as Chief Financial Officer. From 1994 to 1996, Mr. Bacon was a self-employed financial consultant, and from 1993 to 1994, he was Vice President and Chief Financial Officer of Telecommunications Management, Inc., the parent company of Discount Cellular Paging, a San Antonio-based cellular telephone and paging company. Mr. Bacon was Vice President and Chief Financial Officer of Flowers to Go, Inc. from 1992 until 1993.


                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The following table sets forth for the periods indicated, on a per share basis, the range of high and low sales prices for the Company's common stock as quoted by NASDAQ.

For the Fiscal Year Ended February 3, 1996:

                                              High       Low
                                              ----       ---
         Quarter ended April 29, 1995       $ 1.12     $ .50
         Quarter ended July 29, 1995          2.25       .44
         Quarter ended October 28, 1995       2.12      1.12
         Quarter ended February 3, 1996       1.50       .12


         Prior to February 9, 1996, Solo Serve Corporation common stock was quoted on the NASDAQ National Market System under the symbol "SOLOQ". The Company was notified by NASDAQ that the Company's common stock would no longer be eligible for trading on the NASDAQ Stock Market effective February 9, 1996 because the Company's request for an exception from the quantitative maintenance criteria required for inclusion in the NASDAQ National Market System had been denied. Following delisting from NASDAQ/NMS, the Company's common stock began trading on the over-the-counter market and the quotes are carried in the "pink sheets." There are few trades in the Company's common stock. The following table sets forth for the periods indicated, the range of closing bid prices of the Common Stock of the Company in the over-the-counter market since February 9, 1996, as reported by the National Quotation Bureau.

                                                  HIGH     LOW
                                                  ----     ---
         From February 9, 1996 to May 4, 1996     .125     .125
         Quarter ended August 3, 1996              .25     .125
         Quarter ended November 2, 1996          .4375    .1875
         Quarter ended February 1, 1997          .1875   .09375

These price quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. There was no price information available for April 10, 1997 through May 6, 1997; however, the closing bid price on each of April 10, 1997 and May 6, 1997 was .15625.

         On April 30, 1997, there were 2,856,126 shares of common stock outstanding, held by 71 holders of record.

         The Company has paid cash dividends on its common stock in prior years. However, since the Company has been publicly held, the Company has never declared or paid any cash dividends on the common stock. Furthermore, certain covenants in various credit agreements of the Company restrict the payment of dividends on the common stock.

ITEM 6. SELECTED FINANCIAL DATA

         The following data has been derived from the Company's audited consolidated financial statements, including those found elsewhere in this Annual Report on Form 10-K for the year ended February 1, 1997. The selected financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with those audited consolidated financial statements.

                                                                                Fiscal Year Ended
                                                          ------------------------------------------------------------------------
                                                           Jan. 30,        Jan. 29,       Jan. 28,         Feb. 3,         Feb. 1,
                                                             1993            1994           1995            1996            1997
                                                          ---------       ---------       ---------       ---------       --------
                                                                     (in thousands, except operating and per share data)
Number of Weeks in Fiscal Year                                52              52              52              53              52
INCOME STATEMENT DATA:
  Net revenues                                            $ 154,386       $ 169,053       $ 138,925       $ 109,823       $ 95,238
  Cost of goods sold (including buying and distribution
     excluding depreciation shown below)                    104,316         120,293         100,687          83,474         67,485
                                                          ---------       ---------       ---------       ---------       --------
  Gross profit                                               50,070          48,760          38,238          26,349         27,753
  Selling, general and administrative expenses               40,332          50,000          39,013          29,620         28,203
  Depreciation and amortization                               2,975           4,075           3,748           2,815          2,421
  Store closing expenses                                         --           1,500              --              --             --
  Write off of property and equipment                            --              --              --              --            525
  Non recurring item                                             --              --              --              --            464
                                                          ---------       ---------       ---------       ---------       --------
  Operating income (loss)                                     6,763          (6,815)         (4,523)         (6,086)        (3,860)
  Interest expense, net                                         962           1,237           1,090           1,129          1,624
                                                          ---------       ---------       ---------       ---------       --------
  Income (loss) before income taxes, accounting change,       5,801          (8,052)         (5,613)         (7,215)        (5,484)
     reorganization items, and extraordinary item
  Reorganization items                                           --              --           6,262           1,787             --
  Provision for (benefit from) income taxes                   2,154          (3,070)          3,661          (1,418)            --
                                                          ---------       ---------       ---------       ---------       --------
  Income (loss) before accounting change and
     extraordinary item                                       3,647          (4,982)        (15,536)         (7,584)        (5,484)
  Cumulative effect of change in accounting for
     postretirement benefits, net of tax                       (193)             --              --              --             --

  Extraordinary item-gain on discharge of debt, net of
     tax                                                         --              --              --           2,753             --
                                                          ---------       ---------       ---------       ---------       --------
  Net income (loss)                                       $   3,454       $  (4,982)      $ (15,536)      $  (4,831)      $ (5,484)
                                                          =========       =========       =========       =========       ========
  Income (loss) per common share before accounting
     change and extraordinary item                        $    1.34       $   (1.70)      $   (5.45)      $   (2.10)      $  (1.92)
  Net income (loss) per common share(1)                   $    1.26       $   (1.70)      $   (5.45)      $   (1.34)      $  (1.92)
  Dividends declared per common share                            --              --              --              --             --
  Weighted average shares outstanding                         2,740           2,919           2,850           3,605          2,856
BALANCE SHEET DATA (AT PERIOD END):
  Total assets                                            $  57,697       $  57,753       $  54,692       $  33,300       $ 26,387
  Long-term debt (including capital lease obligations)    $  11,247       $  17,998       $       5       $  15,136       $ 14,961

  Liabilities subject to compromise                       $      --       $      --       $  33,385       $     461       $     --
  Total stockholders' equity                              $  32,493       $  27,572       $  12,148       $   9,817       $  4,333
OPERATING DATA:
  Number of stores in operation at end of period                 41              46              30              29             28
  Number of stores opened during period                          11               8               2              --             --
  Number of stores closed during period                          --               3              18               1              1
  Comparable store net sales increase (decrease)(2)             3.0%           (5.9%)         (11.2%)          (5.6%)        (10.6%)
  Selling square footage in operation at end of period
     (in thousands)                                             880             996             701             675            657
  Gross square footage in operation at end of period
     (in thousands)                                           1,083           1,233             876             844            821
  Sales per selling square foot                           $     203       $     187       $     169       $     161       $    143

  Sales per gross square foot                             $     161       $     149       $     135       $     129       $    115
  Average sales per store (in thousands)                  $   4,665       $   4,244       $   3,984       $   3,758       $  3,360


(1) See Note 1 of Notes to Financial Statements.
(2) Comparable store sales are calculated by excluding the net sales of stores for any week of one period if the store was not open during the same week of the prior period. Net sales are not included for the first four weeks following a store opening. In fiscal 1995, a 53 week year, the extra week was excluded from comparable store sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                NUMBER OF STORES

                                         Fiscal 1994   Fiscal 1995   Fiscal 1996
                                         -----------   -----------   -----------
Beginning of year                             46           30           29
First Quarter Additions                        2            0            0
First Quarter Dispositions                    (1)           0            0
Second Quarter Dispositions                  (17)          (1)           0
Third Quarter Dispositions                     0            0           (1)
                                             ---          ---          ---
END OF YEAR                                   30           29           28
                                             ---          ---          ---

RESULTS OF OPERATIONS
As a percentage of sales

                                                Fiscal 1994   Fiscal 1995   Fiscal 1996
                                                -----------   -----------   -----------
Net Sales                                          100.0%        100.0%        100.0%
Cost of goods sold, including buying
 and distribution costs                             72.5          76.0          70.9
                                                   -----         -----         -----
Gross Profit                                        27.5          24.0          29.1
Selling, general and administrative
 expenses                                           28.1          27.0          29.6
Depreciation and amortization                        2.7           2.6           2.5
Store closing expenses                                --            --            --
Write down of property and equipment                  --            --           0.5
Non recurring item                                    --            --           0.5
                                                   -----         -----         -----

Operating loss                                      (3.3)         (5.6)         (4.0)
Interest expense                                      .8           1.0           1.7
                                                   -----         -----         -----
Loss before income taxes,
 reorganization and extraordinary items             (4.1)         (6.6)         (5.7)
                                                   -----         -----         -----
Reorganization items                                 4.5           1.6            --
Provision for (benefit from) income taxes            2.6          (1.3)           --
                                                   -----         -----         -----
Loss before extraordinary item                     (11.2)         (6.9)         (5.7)
Extraordinary item, net of tax                        --           2.5            --
                                                   -----         -----         -----
Net Loss                                           (11.2)%        (4.4)%        (5.7)%
                                                   =====         =====         =====

PLAN OF REORGANIZATION

         On July 21, 1994 (the "Petition Date"), the Company filed a petition (the "Filing") under Chapter 11 of the Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Western District of Texas (the "Bankruptcy Court"). On July 6, 1995, the Bankruptcy Court approved a Proposed Plan of Reorganization (the "Plan") jointly sponsored by the Official Committee of Unsecured Creditors and Texas Commerce Bank San Antonio, N.A. ("TCB"), which became effective on July 18, 1995. Under the Plan, the Unsecured Creditors agreed to a distribution of 72.5% of pre- petition unsecured allowed claims. The total amount of pre-petition unsecured allowed claims was $15.6 million. Additionally, the Plan allowed for cash distributions for certain secured and priority claims which totaled $2.2 million. On the effective date of the Plan, the Company issued 1,388,889 shares of convertible Preferred Stock for an aggregate consideration of $2.5 million. All of the Preferred Stock was purchased by General Atlantic Corporation ("GAC"), the Company's largest stockholder. On July 31, 1995, the Company disbursed $10.2 million to its creditors in accordance with the First Distribution as proposed by the Plan. The second and final distribution, which occurred on December 20, 1995, was approximately $3.5 million. The second distribution was financed in part by $2.5 million of funds in escrow which were the proceeds from the sale of the Company's Preferred Stock. As of February 3, 1996, the Company had "Contested Claims" of approximately $461,000 which have been classified as Liabilities Subject to Compromise. As of February 1, 1997, the Company has settled all known claims.

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

         The settlement of the Company's pre-petition liabilities reduced the Company's net operating loss carry-forwards and other tax credit carry-forwards by approximately $4.2 million. The above mentioned equity infusion by GAC has not caused an ownership change that would limit the future utilization of the Company's remaining net operating loss carry-forwards and other tax credit carry-forwards. However, future ownership changes could result in such limitations.

         In an effort to improve the Company's financial performance and in connection with the Company's bankruptcy reorganization, the Company reduced its number of stores, implemented expense reductions commensurate with the downsizing of the total stores in operation, and improved liquidity by restructuring its pre-petition debt and obtaining a new credit facility. Since the bankruptcy, the Company has continued to experience lower than anticipated sales and continuing operating losses. The Company's business has been adversely affected by a number of factors, including increased competition in its principal markets, weakness in the apparel industry, unfavorable economic conditions in certain markets and other factors, many of which are not within the Company's control. Increased competitive pricing and promotional strategies have put significant downward pressure on price points, and competitors have opened additional store locations in the Company's principal markets. While the Company has maintained inventory at planned levels, the Company has experienced some reduction in the availability of trade credit, and continuing unfavorable business conditions and financial performance could heighten vendor and factor concern regarding the Company's creditworthiness, which could adversely affect the Company's ability to receive sufficient trade credit support to acquire adequate levels of inventory in the future.

FISCAL 1996 VERSUS FISCAL 1995

         Net revenues for fiscal 1996 decreased 13.3% from the prior year to $95.2 million from $109.8 million. Comparable stores net sales decreased 10.6%. Management attributes the sales decline principally to increased competitive pressures in its market areas, continuing unfavorable economic conditions in some of the Company's principal markets, less promotional activities than in comparable periods of fiscal 1995, and the effect that the Company's bankruptcy had on its core customers, whose purchasing decisions management believes to be driven by the availability of certain branded products, which the Company had difficulty obtaining immediately preceding and during the bankruptcy period. Net revenues were favorably impacted $559 thousand by the reclassification of certain revenue items which had been accounted for as a reduction in SG&A expenses in prior years.

         Gross profit for fiscal 1996 increased $1.5 million to $27.8 million from $26.3 million in the prior year. Gross profit as a percentage of net sales increased to 29.1% from 24.0% in fiscal 1995. The increase in gross profit percentage resulted principally from reduced shrinkage, reduced promotional activity, selectively higher initial markups, reduced buying and distribution costs from those experienced in fiscal 1995, the above-referenced reclassification of certain revenue items which had been accounted for as a reduction in SG&A expenses in prior years, and the reclassification of certain expense items that had been accounted for as costs of goods sold in 1995.

         Selling, general and administrative expenses for fiscal 1996 decreased $1.4 million, or 4.7%, to $28.2 million from $29.6 million for the prior year. The decrease was the result of cost cutting measures, the closing of one under-performing store, termination of the Company's Post Retirement Benefit Plan, and adjustments to various balance sheet balances off-set by an increase in SG&A expenses due to the above-referenced reclassification of certain revenue items which had been accounted for as a reduction in SG&A expenses in prior years. Depreciation and amortization expenses for fiscal 1996 decreased 14.3% to $2.4 million from $2.8 million primarily due to some assets becoming fully depreciated.

         During the second quarter of fiscal 1997, the Company plans to close one store and to implement plans to either close or operate in some reduced capacity two additional stores. At fiscal year end 1996, based on the revised cash flow estimates from these locations, the Company has written down the non-recoverable net book value ($525 thousand) of leasehold improvements and fixtures and equipment associated with the locations in accordance with FAS 121.

         The Company also recognized and recorded an unanticipated and non-recurring charge of $464 thousand in January 1997 which related to fiscal 1996. In recent years, the Company self-insured workers' compensation and medical insurance for its employees and purchased stop-loss coverage to limit its maximum exposure. In late fiscal 1996, a dependent of one of the Company's former employees who is covered by COBRA required expensive medical treatment which was not covered by the stop-loss provider, and the majority of this accrual relates to this claim. The Company's stop-loss providers have denied coverage for these claims, and the Company has accrued for management's best estimate of the Company's maximum exposure. Management also believes that it is possible that some of these costs may be recovered from the stop-loss provider. Effective January 1, 1997, the Company purchased fully insured coverage for medical and workers' compensation insurance.

         The Company experienced an operating loss, after the $525 thousand write down of fixed assets and the $464 thousand reserve for the non-recurring item, of $3.9 million in fiscal 1996 compared to an operating loss of $6.1 million in fiscal 1995.

         Net interest expense increased to $1.6 million in fiscal 1996 from $1.1 million in the prior year. During the pendency of the Chapter 11 case in fiscal 1995, the Company accrued interest on approximately $5.9 million in indebtedness secured by a first mortgage on the Company's distribution center, but did not accrue interest on any other pre-petition indebtedness. Interest expense on all indebtedness was accrued following the confirmation of the Plan. Had the Company accrued interest on all of its indebtedness for the full year, the interest expense for fiscal 1995 would have been approximately $1.8 million yielding a pro forma decrease in net interest expense of $200 thousand.

         For 1996, management developed and implemented a business strategy which sought to achieve higher gross margins on lower comparable store sales than in fiscal 1995. The key elements of this strategy were lower average store inventories, quick price reduction on slower moving merchandise, constant flow of fresh merchandise, less promotional pricing, and a significantly reduced expense structure. The Company also implemented programs designed to achieve significant cost reductions on an annualized basis, including reductions in SG&A expenses, and buying and distribution costs. It is expected that these additional reductions will be fully realized in 1997. Although management believes this business strategy is appropriate in light of business conditions and recent sales trends, the Company's sales results have continued to be disappointing and the

Company has continued to experience operating losses. No assurance can be given that the Company will be successful in its efforts to improve sales and operations and reverse recent operating trends.

FISCAL 1995 VERSUS FISCAL 1994

         Net sales for fiscal 1995 decreased 21% from the prior year to $109 million from $139 million. This decrease was attributable to the closing of certain under-performing stores in 1994 and 1995 ($24 million) and a 5.6% comparable store sales decrease ($6 million). Management attributes this decline to the continuing weakness in the apparel industry, unfavorable economic conditions in the Company's principal markets and increased competitive pressure.

         Gross profit for fiscal 1995 decreased $12 million to $26 million from $38 million in the prior year. Gross profit as a percentage of sales declined to 24% from 27.5% in fiscal 1994. The decrease in gross profit percentage was primarily attributable to promotional markdowns associated with lower than expected sales, increased inventory shrinkage, and an increase in distribution and buying costs associated with increased flow of new merchandise relative to the same period of the prior year.

         Selling, general and administrative expenses for fiscal 1995 decreased 24% to $30 million from $39 million for the prior year primarily due to the closing of certain under-performing stores in 1994 and 1995 and the implementation of cost-cutting measures. The Company continues to evaluate and implement certain cost-cutting measures designed to reduce expenses without unduly impairing levels of customer service. Depreciation and amortization expenses for fiscal 1995 decreased 25% to $2.8 million from $3.7 million due to operating fewer stores.

         The Company experienced an operating loss of $6.1 million in fiscal 1995 compared to an operating loss of $4.5 million in fiscal 1994.

         Net interest expense of $1.1 million in fiscal 1995 was approximately the same as fiscal 1994. During the pendency of the Chapter 11 case, the Company accrued interest on approximately $5.9 million in indebtedness secured by a first mortgage on the Company's distribution center, but did not accrue interest on any other pre-petition indebtedness. Interest expense on all indebtedness was accrued following the confirmation of the Plan. Had the Company accrued interest on all of its indebtedness for the full year, the interest expense for fiscal 1995 would have been approximately $1.8 million.

SEASONALITY AND QUARTERLY FLUCTUATIONS

The following table sets forth certain unaudited quarterly information of the Company and includes all adjustments (consisting of normal recurring adjustments) that management considers necessary for a fair presentation of such information for the interim periods. The operating results for any quarter are not necessarily indicative of results for any future period.

                                  FISCAL 1995

                                                 1st Quarter    2nd Quarter   3rd Quarter   4th Quarter
                                                 -----------    -----------   -----------   -----------
Net revenues                                       $ 25,176      $ 28,271      $ 24,249      $ 32,126

Gross Profit                                          6,082         7,312         6,000         6,954

Operating loss                                       (2,102)         (771)       (2,139)       (1,074)

Loss before reorganization items, income taxes
  and extraordinary item                             (2,267)         (940)       (2,500)       (1,509)

Reorganization items                                    373         1,413             0             0

Extraordinary item - gain on discharge of debt            0        (2,753)            0             0

Income tax benefits                                       0        (1,418)            0             0

Net loss                                             (2,640)       (1,818)       (2,500)       (1,509)

Net loss per share of common stock*                $  (0.93)     $  (0.60)     $   (.59)     $  (0.36)

Number of stores opened during quarter                    0             0             0             0

Number of stores closed during quarter                    0             1             0             0


                                  FISCAL 1996

                                                  1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                                                  -----------   -----------   -----------   -----------
Net revenues                                       $ 22,260      $ 28,070      $ 21,208      $ 23,700

Gross Profit                                          6,516         7,568         6,371         7,298

Net loss                                               (973)       (1,221)       (1,472)       (1,819)

Net loss per share of common stock*                $   (.34)     $   (.43)     $   (.52)     $   (.63)

Number of stores opened during quarter                    0             0             0             0

Number of stores closed during quarter                    0             0             1             0

*Amounts have been restated, where applicable, to give effect to the Company's one-for-two reverse stock split in fiscal 1995.

COMPARABLE STORE SALES

         The following table sets forth for fiscal 1994, fiscal 1995, and fiscal 1996 certain information regarding the percentage decrease in total comparable store sales adjusted so that all amounts relate to 52 weeks for the fiscal years.
                                  Fiscal 1996

              Fiscal    Fiscal    First     Second     Third    Fourth
               1994      1995    Quarter    Quarter   Quarter   Quarter   Year
               ----      ----    -------    -------   -------   -------   ----
Total          (11%)     (6%)     (11%)      (12%)      (6%)     (13%)    (11%)


         Management attributes the comparable store net sales decrease principally to increased competitive pressures in its market areas, continuing unfavorable economic conditions in some of the Company's principal markets, less promotional activities than in comparable periods of fiscal 1995, and the effect that the Company's bankruptcy had on its core customers, whose purchasing decisions management believes to be driven by the availability of certain branded products, which the Company had difficulty obtaining immediately preceding and during the bankruptcy period. Net revenues were favorably impacted $559 thousand by the reclassification of certain revenue items which had been accounted for as a reduction in SG&A expenses in prior years. Management believes that the current product offering of better branded products is improved as compared to that available to the Company during the bankruptcy period.

         In fiscal 1996, the continuing overall weakness in retail apparel sales in the Company's principal markets stimulated price competition among existing competitors and traditional department and specialty stores put downward pressure on price points. Additionally two major national chain off-price retailers added stores in the San Antonio market where 12 of the Company's 28 stores are located.

         Management believes that fourth quarter sales were also impacted by the reduction of selling days in fiscal 1996 the traditional Christmas selling season. There were five fewer selling days between Thanksgiving and Christmas in 1996 than in 1995. Additionally, in December 1995, the Company had greater sales promotions than in the same period of fiscal 1996, and in January 1996, the Company had a higher volume of clearance sales activity than in the same period of fiscal 1996.

         During the first quarter of fiscal 1997, comparable store sales declined 9.3% over the same period in fiscal 1996 ($17.6 million compared to $19.5 million). While management had planned for lower comparable store sales during this period, the decline in comparable store sales was greater than anticipated. Management attributes the decline in part to competition in its principal markets, to soft Easter sales, and to a record cold April in south and south-central Texas where 20 of its 28 stores operate.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities before reorganization items in fiscal 1996 improved by $6.7 million, when compared to fiscal 1995. $1.1 million was provided by operating activities in fiscal 1996, whereas cash was used by operating activities in fiscal 1995 of $5.6 million. The improvement was primarily the result of decreases in inventories ($3.1 million) and other current assets ($1.3 million), and an increase in accounts payable ($600 thousand). Capital expenditures were $300 thousand and consisted primarily of replenishment and refurbishment of existing equipment and facilities.

         As part of its Plan of Reorganization, the Company restructured its pre-petition secured indebtedness. Under the Plan, the Company assumed a $5.8 million mortgage note, secured by the Company's corporate office and distribution center in San Antonio, Texas. The mortgage note carries an interest rate of 9.5% per annum and requires monthly payments of principal and interest of $49,773 until December 2002, when the balance of $5.4 million is due. The Company also modified and assumed a note payable to MetLife Capital Corporation ("MetLife"), which is secured by various equipment and fixtures located at the corporate office and certain stores. The MetLife note carries an interest rate of 8.0% and requires equal monthly payments, including principal and interest, of $35,044 until September 1998, when the balance of $35,000 is due. The Company also entered into a term note payable to TCB which carries an interest rate of prime plus one-half percent and is due in equal monthly installments of principal and interest of $64,117 until January

1999, when the balance of $4.5 million is due. The TCB note is secured by the Company's three owned store locations.

         The Company entered into a loan agreement with Congress Financial Corporation (Southwest) ("Congress") on June 20, 1995, which became effective on the effective date of the Plan. Under the terms of the loan agreement, the Company may borrow up to its borrowing base as calculated pursuant to the loan agreement, which may not exceed $15.0 million. The proceeds of the loan may be used for letters of credit, working capital, and general corporate purposes consistent with past practices. The loan as amended is a revolving loan with a borrowing base formula which limits the amount of available credit to 60% of the Company's eligible inventory during the period of March 1 to May 15, and September 1 to December 1 of each year and to 55% of the Company's eligible inventory during any other period less (i) open letters of credit and (ii) availability reserves established from time to time by the lender. The loan bears interest at the prime rate of Core States Bank, N.A. plus 1%. In addition, the Company pays a commitment fee equal to 1/2% per annum of the amount of the unused facility and other fees associated with changes in certain covenants since the effective date of the loan agreement. The loan is secured by substantially all the assets of the Company other than those subject to other existing liens.

         The Company and Congress have amended certain financial covenants in the loan agreement to require minimum working capital of $3.25 million, minimum net worth of $800 thousand, and a $2.5 million annual limitation on capital expenditures, net of insurance or other proceeds resulting from the disposal or sale of fixed assets, for the remaining term of the loan. Congress has also proposed, and the amendment includes, an extension of the term of the loan agreement from July 1998 to July 1999. Under the loan agreement, Congress may establish and revise availability reserves in its sole discretion to cover risks or events it perceives may affect its security under the loan or the business or prospects of the Company. As a result of the formula by which the borrowing base is calculated, an increase in availability reserves restricts the Company's access to borrowings under the credit facility. The current availability reserve under the loan agreement approximates $660 thousand.

         In addition to the Congress credit facility, the Company is dependent upon short term trade credit as a source of inventory financing. Short term trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases and is either financed by the vendor or a third party factoring institution. The Company's inventories were $3.1 million less at fiscal year end 1996 than at fiscal year end 1995 and accounts payable increased $600 thousand. Of the $1.3 million reduction in other current assets, $936 thousand was the result of reducing advance payments to third-party factoring institutions.

         During the first quarter of fiscal 1997, the Company's sales have continued to be adversely affected by a number of factors, including increased competition in its principal markets, weakness in the apparel industry, unfavorable economic conditions in certain markets and other factors, many of which are not within the Company's control. Increased competitive pricing and promotional strategies have put significant downward pressure on price points, and competitors have opened additional store locations in the Company's principal markets. While the Company has maintained inventory at planned levels, the Company has experienced some reduction in the availability of trade credit, and continuing unfavorable business conditions and financial performance could heighten vendor and factor concern regarding the Company's creditworthiness, which could adversely affect the Company's ability to receive sufficient trade credit support to acquire adequate levels of inventory in the future. No assurance can be given that the Company will be successful in its efforts to improve sales and operations and reverse operating trends. Because of these uncertainties, any investment in the Company's common stock should be considered speculative.

         The Company owns the real estate and improvements on which three of its Solo Serve stores in San Antonio, Texas are located and leases the remainder of its stores. During 1996, the Company listed all of its owned properties for sale, including the distribution center. The Company has entered into an earnest money contract providing for the sale and leaseback of one of its owned store locations, which contract is subject to a number of conditions. No assurances can be made that the transaction will close. The Company continues to consider alternatives with regard to its remaining owned real estate including sale/leaseback or, subject to availability of suitable locations, outright sale of any of the three properties. The Company has received and is evaluating proposals on all of its remaining owned real estate. These proposals generally contemplate the sale/leaseback of the properties in question although the Company may also consider out-right sale of the properties under certain circumstances. No assurance can be given that the pending proposals will result in definitive agreements relating to any of the remaining properties, and all of the properties are pledged to secure certain indebtedness of the Company. However, disposition of the Company's owned real estate on terms proposed by the Company would enhance the Company's liquidity and provide additional cash for operations.

         In order to reduce chain-wide inventories, reduce debt and enhance its cash position, the Company will close one store in the second quarter of fiscal 1997. For the same reasons, the Company is also considering closing, or operating in some reduced capacity two additional stores, subject to satisfactory arrangements with landlords.

         If current sales trends continue and other initiatives are not successful in improving overall financial performance and meeting liquidity requirements, the Company would consider other alternatives, including additional reductions in the Company's scale of operations and implementation of additional measures designed to reduce expenses.

Forward-looking Statements

         Forward-looking statements in this Annual Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: general economic conditions, consumer demand and preferences, and weather patterns in the Company's markets; competitive factors, including continuing pressure from pricing and promotional activities of competitors; impact of excess retail capacity; the availability, selection and purchasing of attractive merchandise on favorable terms; availability of financing; and relationships with vendors and factors. Additional information concerning those and other factors are contained in the Company's Securities and Exchange Commission filings, copies of which are available from the Company without charge. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 8. FINANCIAL STATEMENTS

         For the financial statements and supplementary data required by this
Item 8, see the Index to Consolidated Financial Statements and Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

         Certain information concerning the directors, including all positions they hold with the Company and their principal occupations during the last five years, is set forth below:

         Robert J. Grimm, age 58, has been with the Company since 1960. He has been Chairman of the Board since March 1992, and was Chief Executive Officer from 1979 until July 1995, when he became a consultant to the Company. He served as President from 1979 until December 1994. He had previously served in various buying and merchandising positions with the Company.

         Stephen P. Reynolds, age 45, has been a director of the Company since 1981. Mr. Reynolds has been a General Partner of General Atlantic Partners since its formation in 1989, prior to which time he was the Treasurer of General Atlantic. Mr. Reynolds is a member of the board of directors of several privately-held companies in which General Atlantic Partners, General Atlantic, or one of their affiliates is an investor.

         John C. Seiler, age 62, has been a director of the Company since May 1988. Mr. Seiler was Vice President of Associated Dry Goods from 1972 to 1981, serving as Chairman and Chief Executive Officer of that company's Stewart Dry Goods Division (Louisville, KY) from 1974-1981. Mr. Seiler has maintained a retail consulting business, owned retail stores in Louisville (Ports International -- TABI International, 1982-1988), and served on the board of directors of Citizens Fidelity Bank and Trust Co. (1974-1989), Maker's Mark Distillery (1976-1981), and Duty Free Shoppers Limited (1982-1986).

         Walter H. Teninga, age 69, has been a director of the Company since December 1991. Mr. Teninga is the founder of the Warehouse Club, Inc., a publicly-held wholesale membership company that is no longer in business, and served as its Chairman of the Board and Chief Executive Officer from 1982 to 1991. Prior to that time, Mr. Teninga served as President of the Northern Division of the Price Company and as Vice Chairman and Chief Financial and Development Officer of K mart Corporation. Mr. Teninga currently serves on the Board of Directors of Great Lakes REIT and Developers Diversified Realty Corporation, and served on the board of the Michigan National Corporation until November 1995.

         Charles M. Siegel, age 58, became employed by the Company in August 1996 as President and Chief Executive Officer. He joined the Company as a full-time consultant and Acting Chief Operating Officer in early July 1996. Prior to joining the Company, Mr. Siegel was President, Chairman and Chief Executive Officer of 50-Off Stores, Inc., which in 1988 became the successor organization to Shoppers World stores, for which Mr. Siegel was a member of the founding executive group in 1975.

         The Board of Directors has three committees. The Audit Committee of the Board of Directors consists of Messrs. Reynolds, Seiler, and Teninga. The functions of the Audit Committee are to recommend the appointment of the Company's independent auditors, to review the arrangements for and the scope and results of the annual audit and to review internal accounting controls. The Compensation Committee of the Board of Directors consists of Messrs. Grimm, Reynolds, Seiler and Teninga. The functions of the Compensation Committee are to review and make recommendations concerning the compensation of officers and other management personnel. The Stock Option Committee of the Board of Directors consists of Messrs. Reynolds and Seiler. The function of the Option Committee is to administer the Company's Stock Option Plan. The Board of Directors does not have a standing nominating committee or a committee which performs similar functions.

         None of the directors or the executive officers of the Company has a family relationship with any of the other executive officers or other nominees for director. Except for Mr. Teninga, who is a director of Great Lakes REIT and Developers Diversified Realty Corporation, and Mr. Reynolds, who is a director of Computer Learning Centers, Inc., none of the directors or nominees is a director of any other company which has a class of securities registered under, or is required to file reports under, the Securities Exchange Act of 1934 or of any company registered under the Investment Company Act of 1940.

EXECUTIVE OFFICERS

         Certain information is set forth below concerning the executive officers of the Company, each of whom has been selected to serve until the 1997 annual meeting of directors and until his or her successor is duly elected and qualified.

         Charles M. Siegel, age 58, became employed by the Company in August 1996 as President and Chief Executive Officer. He joined the Company as a full-time consultant and Acting Chief Operating Officer in early July 1996. Prior to joining the Company, Mr. Siegel was President, Chairman and Chief Executive Officer of 50-Off Stores, Inc., which in 1988 became the successor organization to Shoppers World stores, for which Mr. Siegel was a member of the founding executive group in 1975.

         Ross E. Bacon, age 52, became Chief Operating and Financial Officer and Executive Vice President of the Company in September 1996. He had joined the Company in July 1996 as Chief Financial Officer. From 1994 to 1996, Mr. Bacon was a self-employed financial consultant, and from 1993 to 1994, he was Vice President and Chief Financial Officer of Telecommunications Management, Inc., the parent company of Discount Cellular Paging, a San Antonio-based cellular telephone and paging company. Mr. Bacon was Vice President and Chief Financial Officer of Flowers to Go, Inc. from 1992 until 1993.

SECTION 16(a) REPORTS

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors, and greater-than-ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Except as set forth in this paragraph, the Company believes, based solely on its review of the copies of Section 16(a) forms furnished to the Company and written representations from executive officers and directors, that all Section 16(a) filing requirements have been fulfilled. Mr. Walter Teninga filed a Form 4 for September 1996 on October 15, 1996. Each of Mr. Charles M. Siegel and Mr. Ross E. Bacon became subject to filing Section 16 reports on August 8, 1996 and July 15, 1996, respectively, but did not file Form 3's until September 20, 1996 and September 5, 1996, respectively. Mr. Ross E. Bacon filed a Form 4 for October 1996 on April 21, 1997.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Summary

         The following table sets forth a summary of compensation for the fiscal years ended February 1, 1997, February 3, 1996, and January 28, 1995 paid by the Company to the Company's President, Charles Siegel, and the most highly-compensated executive officers of the Company who received more than $100,000 in compensation during fiscal 1996, Ross Bacon. Also included is information for David P. Dash, who was the Chief Executive Officer of the Company until August 8, 1996. Stock options listed for fiscal year 1994 were cancelled on July 18, 1995, the Effective Date of the Company's Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code, as described below, and do not reflect the 1-for-2 reverse split otherwise effective to the Common Stock of the Company on the Effective Date. Except as described below, compensation listed in column (i) consists of life and health insurance premiums paid by the Company for the named executive.

SUMMARY COMPENSATION TABLE

                                                                      Long Term Compensation
                                                                   -----------------------------
                                  Annual Compensation                     Awards         Payouts
                        ----------------------------------------   --------------------  -------
(a)                       (b)       (c)         (d)      (e)          (f)        (g)      (h)      (i)
                                                        Other      Restricted
                                                        Annual       Stock      Stock     LTIP   All Other
Name and Principal      Fiscal    Salary       Bonus    Compen-     Award(s)   Options   Payouts  Compen-
Position                 Year       ($)         ($)    sation($)      ($)      (Shares)    ($)   sation($)
--------                 ----     -------     -------  ---------    -------    --------  ------- ---------
Charles Siegel,          1996     173,679     100,000      0           0       100,000      0        28
President (1)
----------------------------------------------------------------------------------------------------------
David P. Dash,           1996     135,865           0      0           0             0      0        61
Former President (2)     1995     250,000      62,500      0           0       175,000      0     5,298
                         1994      35,096      25,000      0           0       150,000      0        10
----------------------------------------------------------------------------------------------------------
Ross Bacon, COO (3)      1996      64,801           0      0           0        50,000      0        39
----------------------------------------------------------------------------------------------------------

--------------------

(1) Mr. Siegel became a consultant to the Company on June 26, 1996 pursuant to the terms of a Consulting Agreement. See "Agreements Related to Employment and Compensation" in this Report. On August 8, 1996, he succeeded Mr. Dash as President of the Company. The amount listed as "salary" for fiscal 1996 includes consulting fees of $42,854. The $100,000 bonus was part of the compensation package paid upon execution of his employment agreement. At Fiscal Year End 1996, Mr. Siegel held options to purchase 100,000 shares of Common Stock, all of which were vested and none of which were at an exercise price lower than the market price of the Common Stock on that date.

(2) Mr. Dash was succeeded by Mr. Charles Siegel as President of the Company on August 8, 1996. Mr. Dash joined the Company during fiscal 1994 pursuant to the terms of an Employment Agreement approved by the Bankruptcy Court. See "Agreements Related to Employment and Compensation" in this Report. At Fiscal Year End 1996, all options previously held by Mr. Dash had terminated unexercised. Column (i) includes $5,196 in relocation expenses paid by the Company in 1995.

(3) Mr. Bacon joined the Company during fiscal 1996. At Fiscal Year End 1996, Mr. Bacon held options to purchase 50,000 shares of Common Stock, 15,000 of which were vested and none of which were at an exercise price lower than the market price of the Common Stock on that date.

OPTION GRANTS IN LAST FISCAL YEAR


                                                                    Potential Realizable Value
                                            % of Total              at Assumed Annual Rates of
                                              Options     Exercise   Stock Price Appreciation
                   Options      Granted to   Price Per   Expiration     for Option Term(1)
Name               Granted      Employees      Share        Date
     (a)             (b)           (c)          (d)         (e)          (f)         (g)
==============================================================================================
                                                                          5%         10%
                                                                    --------------------------
Charles Siegel     25,000           8.9%     $  0.375      7/01/01     $11,965     $15,099
                   75,000          26.7%     $   0.25      8/08/06     $30,542     $48,633

David P. Dash           0           n/a           n/a          n/a         n/a         n/a

Ross Bacon         20,000           7.1%     $ 0.4375      7/15/06     $14,253     $22,695
                   30,000          10.7%     $   0.25     10/07/06     $12,217     $19,453


(1) At Fiscal Year End 1996, all of the options held by employees and directors were exercisable at a price that exceeded fair market value of the common stock underlying the options.


AGGREGATED OPTION EXERCISES IN
LAST FISCAL YEAR AND FY-END OPTION VALUES

(a)             (b)             (c)              (d)                (e)
                                              Number of    Value of Unexercised
                                             Unexercised       In-The-Money
                                             Options at         Options at
              Shares                          FY-End (#)        FY-End ($)
            Acquired on        Value         Exercisable/      Exercisable/
Name        Exercise (#)    Realized ($)     Unexercisable     Unexercisable
----        ------------    ------------     -------------     -------------
Siegel           0               0             100,000/0            $0/0
Dash             0               0                0/0               $0/0
Bacon            0               0           15,000/35,000          $0/0

COMPENSATION OF DIRECTORS

         Directors who are not also officers or full-time employees of the Company were paid a total retainer fee of $12,500 for the fiscal year ended February 1, 1997. These directors are also paid $1,000 for each duly called meeting of the Board of Directors that such persons attend (not to exceed $4,000 per year) and $250 for each telephonic meeting of the Board of Directors in which they participate, and are reimbursed for reasonable expenses of travel, meals and accommodations in connection with meetings.

         On the Effective Date of the Company's Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code, all previously outstanding options to purchase Common Stock of the Company were cancelled, including those options held by the members of the Board of Directors. Pursuant to the terms of the Plan, a new director stock option plan, the Solo Serve Non-officer Director Option Plan (the "New Director Plan"), became effective on the Effective Date. The New Director Plan is a non-discretionary plan which authorized the grant of non-statutory stock options to acquire an aggregate of 135,000 shares of Common Stock to those persons who are directors and not officers of the Company. The number of shares for which options may be granted are subject to adjustment in the event of a stock dividend, split up or combination of stock, or reclassification of shares of stock.

         Pursuant to the terms of the New Director Plan, each director of the Company was initially granted an option to acquire 20,000 shares of Common Stock on September 1, 1995. Directors who join the Board for the first time on or after that date will be granted 20,000 options on the date they become directors of the Company. In addition to these initial grants, directors would receive annual grants thereafter of 1,000 options, on the first day following the Annual Meeting of Stockholders of the Company after September 1, 1995, provided that the director remains a member of the Board on such date. The option price per share for each option is the fair market value (as defined in the New Director Plan) of the Common Stock on the date of grant. The New Director Plan contains change of control adjustment provisions substantially similar to those in the New Incentive Plan, as described below. Grants of Options shall vest over a three-year period, forty percent (40%) six (6) months after the date of grant, and twenty (20%) percent on each of the next three anniversaries of the date of grant. Each option expires on the tenth anniversary of the date of grant. No option granted under the New Director Plan is transferable other than by will or the laws of descent and distribution.

         Although the New Director Plan may be amended by the Board of Directors, stockholder approval is required for any amendment which will (i) increase the aggregate number of shares of Common Stock that may be issued and sold under the New Director Plan, or (ii) change the designation of class for persons eligible to receive options. The New Director Plan also provides that the provisions of the New Director Plan relating to (i) the number of shares of Common Stock for which an option may be granted, (ii) the option price, and
(iii) the timing of the grant and vesting of an option, may not be amended more than once every six months, with the exception of amendments required to be made so that the New Director Plan continues to comply with the Internal Revenue Code, ERISA, or the rules promulgated thereunder.

         Options granted under the New Director Plan would be nonqualified stock options. The U.S. Federal tax treatment of nonqualified stock options is as follows:

              1. The grant of a nonqualified option results in neither taxable income to the option holder nor a tax deduction to the Company.

              2. Except as noted in paragraph 3 below, when an option holder exercises such an option he will realize, for federal income tax purposes, ordinary income in the amount of the difference between the option price and the then fair market value of the shares, and the Company will be entitled to a corresponding deduction if federal income tax withholding requirements are satisfied. Any such ordinary income will increase the option holder's tax basis for the purpose of computing his gain or loss on the later sale or exchange of the shares.

              3. With respect to options exercised by officers and directors of the Company who could be subject to Section 16(b) of the Securities Exchange Act of 1934, instead of the tax treatment described in paragraph 2 above, a different rule will apply unless an election is filed by the option holder with Internal Revenue Service under Section 83(b) of the Code within 30 days of the date the option is exercised. If such an election is not filed, such option holder will recognize ordinary income upon the lapse of the Section 16(b) restrictions (rather than on the exercise of the option) in the amount by which the fair market value of the shares on the date the restriction lapses exceeds the option price, and the Company will be entitled to a corresponding deduction at such time. Any such ordinary income will increase the option holder's tax "basis" for the purpose of computing his gain or loss on the sale or exchange of the shares.

              4. Upon the subsequent sale or exchange by the option holder of stock purchased upon exercise of the option, any excess of the selling price over the option holder's tax basis (which tax basis will generally equal the amount paid for the shares plus the ordinary income recognized as described in paragraphs 2 and 3 above) will be treated as capital gain, and any diminution of such selling price below his purchase price will be treated as capital loss. If the holding period and other requirements of the capital gains provisions are satisfied, any profit realized by the option holder on such a later sale or exchange of such shares will be long-term capital gain and any loss will be long-term capital loss. A resale by the option holder has no tax consequence as far as the Company is concerned.

         The exercise price of existing stock options held by members of the Board of Directors is $2.125 per share. The Board of Directors determined during a Board Meeting in April 1997 to modify outstanding options held by Directors such that the strike price of the outstanding options would be changed to the current market price for the Company's common stock at the time of the modification. Such modification had not yet been implemented as of the date of this Report, but is expected to be implemented during May 1997.

Agreements Relating to Employment and Compensation

         In June 1996, the Company entered into a consulting agreement with Charles M. Siegel pursuant to which Mr. Siegel was to function as the acting Chief Operating Officer for the Company. The agreement provided for a term expiring January 31, 1997, total consulting fees of $150,000 payable in 7 equal installments of $21,428.57, and the grant of options to purchase 25,000 shares of Company common stock. The agreement also imposed a duty of confidentiality regarding the Company's Confidential Matters, and prohibited Mr. Siegel from competing with the Company through January 31, 1997.

         On August 8, 1996, the Company entered into an employment agreement with Mr. Siegel. Pursuant to the Agreement, Mr. Siegel became President and Chief Executive Officer of the Company. Mr. Siegel is eligible to receive severance benefits equal to six months' base salary if he is terminated by the Company without "cause" as that term is defined in the agreement. The employment agreement terminated the consulting agreement, except for the obligations of confidentiality and non-competition, which remained in force, and the retention by Mr. Siegel of the stock options granted with the consulting agreement. The employment agreement also contains independent obligations of confidentiality, and prohibits Mr. Siegel from investing or becoming employed by or associated with 50-Off Stores or actively soliciting the employment or hiring of any Company personnel for a period of twenty-four months following termination of the Agreement. The employment agreement provides for a term ending February 1, 1999, a sign-on bonus of $100,000, an annual base salary of $300,000, and a grant of options to purchase 75,000 shares of Company common stock.

         In January 1995, the Bankruptcy Court authorized the Company to enter into an employment agreement with David P. Dash. Pursuant to this agreement, Mr. Dash became President of the Company. The agreement provided for a three-year term ending February 1, 1998, a sign-on bonus of $25,000, and an annual base salary of $250,000. Under the agreement, Mr. Dash was eligible for up to 50% of his base salary paid as an additional annual bonus in accordance with and subject to the terms of the Company's then existing bonus plan, with a guaranteed first-year bonus of at least $62,500. Mr. Dash resigned from the Company effective August 8, 1996. Under the terms of the agreement, Mr. Dash may not compete with the Company nor actively solicit the employment of Company personnel for a period of twelve to twenty-four months following termination of the agreement, except under certain limited circumstances.

         On July 8, 1996, the Company entered into a letter agreement with Ross Bacon pursuant to which Mr. Bacon was offered (and subsequently accepted) employment with the Company. Under the agreement, Mr. Bacon is eligible to receive severance benefits equal to three (3) month's base salary if he is terminated without "cause" (as defined in the agreement) during the first six
(6) months of his employment with the Company, and six (6) months' base salary if he is terminated without cause after six months from beginning his employment with the Company.


New Stock Option Plan

         Pursuant to the terms of the Plan, all stock options outstanding on the Effective Date were cancelled, and the Company's Incentive Stock Option Plan and Performance Share Plan were also cancelled on the Effective Date. A new Solo Serve Stock Incentive Plan (the "New Incentive Plan") became effective on the Effective Date. The New Incentive Plan is intended to provide the Board of Directors with flexibility to adapt the compensation of officers, key employees, consultants and advisors of the Company (the "Eligible Persons") to a changing business environment by allowing not only grants of stock options ("Options"), but also grants of stock appreciation rights ("SARs"), shares of restricted stock ("Restricted Stock") and any other form of compensation that the committee of the Board of Directors administering the New Incentive Plan (the "Committee") determines is consistent with the purpose of the New Incentive Plan. The Board of Directors has determined that the Committee shall be the Stock Option Committee. The New Incentive Plan also provides the Committee with flexibility in determining the terms and conditions under which Options, SARs and Restricted Stock may be awarded.

         The Company, through the New Incentive Plan, seeks to motivate officers, key employees, consultants and advisors and to attract highly competent individuals whose judgment, initiative and continuing effort will contribute to the success of the Company.

         The complete text of the New Incentive Plan is incorporated by reference to the Exhibits to this report. The following summary of the material features of the New Incentive Plan does not purport to be complete, and is qualified in its entirety by reference to the complete text of the New Incentive Plan.

         General

         Subject to the adjustment provisions described below, the maximum number of shares of Common Stock and Common Stock equivalents which may be made subject to grants under the New Incentive Plan under all forms of awards is 500,000. The shares to be issued under the New Incentive Plan may be either treasury shares or newly issued shares. Any shares subject to a grant under the New Incentive Plan that lapse or are terminated or forfeited for any reason prior to exercise may be made subject to subsequent grants under the New Incentive Plan, provided that no monetary benefits of ownership therefrom, such as dividends, were received by the former grantee.

         The Committee that administers the New Incentive Plan consists of members of the Board of Directors who are "disinterested persons" (as that term is defined in the rules and regulations under Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act")) and "outside directors" (as that term is defined in the proposed regulations to be promulgated under Section 162(m) of the Code, as may be modified or amended by the adopted regulations). Within the limits of the New Incentive Plan, the Committee determines the amounts, times, forms, terms and conditions of grants under the New Incentive Plan. Participation in the New Incentive Plan is determined by the Committee and is limited to officers, key employees, consultants and advisors. The cost of administering the benefit payments under the New Incentive Plan shall be borne solely by the Company. Generally, no member of the Board of Directors or the Committee shall be liable for any action or determination taken or made with respect to the New Incentive Plan. In addition, the Company will indemnify the Board of Directors and the Committee against any claims, losses, demands, causes of action or other expense, including reasonable expenses of counsel, in connection with administration of the New Incentive Plan.

         As a condition to any grant under the New Incentive Plan, each participant must enter into an agreement containing such terms and conditions relating to such grant as shall be determined by the Committee consistent with the terms of the New Incentive Plan. In addition, the Committee may from time to time establish procedures governing the administration of the New Incentive Plan and terms and conditions related to the grant of awards under the New Incentive Plan.

         The Board of Directors may at any time amend, suspend, or terminate the New Incentive Plan without stockholder approval or approval of participants, except that (i) stockholder approval is required if any action may increase the total number of shares of Common Stock subject to the New Incentive Plan (other than pursuant to the adjustment provisions of the New Incentive Plan) and (ii) as described below, the approval of participants is required if certain modifications are to be made following an event effectively constituting a Change in Control (as defined in the New Incentive Plan) of the Company.

         In the event that the outstanding shares of Common Stock are changed into or exchanged for a different number or kind of shares or other securities of the Company or another corporation by reason of merger, consolidation, other reorganization, recapitalization, reclassification, combination of shares, stock split-up, or stock dividend, the Committee shall make such adjustments, if any, to outstanding grants and the New Incentive Plan as it deems appropriate.

         The New Incentive Plan contains a self-operative provision that modifies any term of the New Incentive Plan that varies from or conflicts with any applicable federal or state securities laws and regulations in effect from time to time so that such term conforms to and complies with such laws.

         The New Incentive Plan permits the Committee to determine, at the time of each grant, whether, when and how dividends (or dividend cash equivalents), if any, shall be paid in respect of such grant.

         The New Incentive Plan contains provisions to enable the Company to satisfy its tax withholding obligations pursuant to such arrangements as are satisfactory to the Committee. The Committee may permit participants to pay such taxes through the tender of cash or securities or the withholding of the Common Stock or cash to be received through grants or any other arrangement satisfactory to the Committee.

         Grants under the New Incentive Plan that are otherwise subject to vesting over a period of time can, under certain circumstances, become fully and immediately exercisable or can cease to be subject to applicable restrictions upon certain events effectively constituting a Change of Control of the Company (the date of which any such event occurs is referred to as a "Trigger Date").

         The New Incentive Plan also provides that upon the occurrence of a Trigger Date, participants have a 90-day period during which they may settle outstanding grants for cash. In the case of an award granted less than six months prior to the Trigger Date to a participant subject to the restrictions imposed under Section 16 (b) of the Exchange Act, the period during which grants could be so settled would be from the Trigger Date until 90 days after the end of the six-month period following the date such award was granted. Such cash settlements would be made pursuant to provisions designed to give participants the benefit of the higher of (i) the highest price paid or to be paid for shares of the Common Stock in connection with the events related to the occurrence of the Trigger Date and (ii) the highest market price for shares of the Common Stock during the period beginning 90 days prior to the Trigger Date and ending on the date a participant elects to exercise such cash settlement right. Such cash settlement rights of a participant may be exercised notwithstanding the termination of the participant's employment with the Company.

         Any termination or modification of the New Incentive Plan after a Trigger Date may not adversely affect the cash settlement rights of a participant in respect of such Trigger Date without such participant's consent. The Committee may, prior to a Trigger Date, provide that such cash settlement rights shall automatically be deemed exercised upon the occurrence of a Trigger Date. The provision of such cash settlement rights in respect of grants under the New Incentive Plan will not reduce the number of shares and share equivalents available for grants under the New Incentive Plan.

         The Change of Control provisions in the New Incentive Plan may cause a possible merger, takeover of the Company, acquisition of control of the Company by a principal stockholder or change in management to be more expensive than it would be in the absence of such provisions. The Change of Control provisions do not apply to a transaction between General Atlantic or an affiliate thereof and the Company. The New Incentive Plan is not being proposed in response to any present actions known to the Board of Directors. The Board of Directors believes that on balance the New Incentive Plan will be of significant benefit to the Company, its stockholders and its employees.

         Options

         The Committee has full and final authority to select those Eligible Persons who will be granted Options. The Options granted under the New Incentive Plan may be Incentive Stock Options ("ISOs"), as defined in Section 422 of the Code, or options not qualifying for treatment as ISOs ("Nonstatutory Stock Options"). Subject to applicable provisions of the Code, the Committee determines the recipients of Options and the terms of the Options, including the number of shares for which an Option is granted, the term of the Option and the time(s) when the Option can be exercised. Restrictions on the exercise of an Option may at the discretion of the Committee be contained in the agreement with the participant or in the Committee's procedures. Each ISO must comply with all the requirements of Section 422 of the Code. The Committee may in its discretion waive any condition or restriction on the exercise of an Option and may accelerate the time at which any Option is exercisable.

         The price per share of the Common Stock subject to an Option (the "Option Price") is set by the Committee. In the case of ISOs, the Option Price may not be less than the fair market value of the Common Stock generally determined to be the last sale price reflected on the Nasdaq National Market System on the date of the grant of the ISOs (or, if not so quoted, the value set by the Committee as the fair market value, at the Committee's sole discretion); provided, however, the Option Price of an ISO granted to an Eligible Person that owns 10% or more of the Common Stock may not be less than 110% of the fair market value of the Common Stock on the date of grant of the ISOs. The Committee also determines the manner in which the Option Price of an Option may be paid, which may include the tender of cash or securities or the withholding of the Common Stock or cash to be received through grants or any other arrangement satisfactory to the Committee.

         Options are not transferable except by will or the laws of descent and distribution.

         SARs

         The Committee has full and final authority to select those Eligible Persons who will be granted SARs. In the discretion of the Committee, SARs may be granted separately or in tandem with the grant of an Option. An SAR is a grant entitling the participant to receive an amount in cash or shares of the Common Stock or a combination thereof, as the Committee may determine, having a value equal to (or if the Committee shall determine at the time of grant, less than) the excess of (i) the fair market value on the date of exercise of the shares of the Common Stock with respect to which the SAR is exercised over (ii) the fair market value of such shares on the date of the grant (or over the Option Price, if the SAR is granted in tandem with an Option).

         An SAR granted in tandem with a Nonstatutory Stock Option may be granted either at or after the time of the grant of the Nonstatutory Stock Option. An SAR granted in tandem with an ISO may be granted only at the time of the grant of the ISO. An SAR granted in tandem with a longer exercisable Option terminates and is no longer exercisable upon the termination or exercise of the related Option. Subject to the limitations set forth in the New Incentive Plan, SARs shall be subject to such terms and conditions as shall be determined from time to time by the Committee. The Committee at any time may accelerate the exercisability of any SAR and otherwise waive or amend any conditions to the grant of an SAR.

         SARs are not transferable except by will or the laws of descent and distribution.

         Restricted Stock

         The New Incentive Plan provides that the Committee will have discretion to make awards of Restricted Stock to the Eligible Persons. A Restricted Stock grant entitles the recipient to acquire, at no cost or for a purchase price determined by the Committee on the date of the grant (as determined by the Committee), shares of the Common Stock subject to such restrictions and conditions as the Committee may determine at the time of the grant. Upon (i) the grant of Restricted Stock (or upon payment of the purchase price for Restricted Stock if a purchase price is required) and (ii) recording of the Restricted Stock in the stock ledger of the Company, the recipient may have all the rights of a stockholder with respect to the Restricted Stock, including voting and dividend rights. A grant of Restricted Stock will be subject to nontransferability restrictions, Company repurchase and forfeiture provisions and such other conditions (including conditions on voting and dividends) as the Committee shall impose at the time of grant. Shares of Restricted Stock may not be transferred or otherwise disposed of except as specifically provided for in the New Incentive Plan.

         Upon the grant of a Restricted Stock award, the Committee shall specify the conditions, if any, to be met in order for the restrictions on the shares subject to the grant to lapse and/ or the date(s) when the restrictions will lapse. Restrictions may include vesting restrictions based upon matters such as timing, but could also relate to other matters. Subsequent to the lapse of all restrictions on shares of Restricted Stock, such shares shall cease to be Restricted Stock and shall be deemed "vested." The Committee may in its discretion waive any condition or restriction related to a grant of Restricted Stock or accelerate the date(s) on which a grant of Restricted Stock vests.

         In the event of termination of employment of a participant for any reason prior to shares of Restricted Stock becoming vested, the Company has the right, in the discretion of the Committee, to repurchase such unvested shares at their purchase price, or to require forfeiture of such shares if acquired at no cost.

         Other Awards

         In addition to Options, SARs and Restricted Stock, the New Incentive Plan permits the Committee to grant awards to Eligible Persons consisting of any other form of consideration that the Committee determines is consistent with the purposes of the New Incentive Plan. The grant of additional types of awards is subject to the overall limitation on the number of shares of the Common Stock (or share equivalents) that may be granted under the New Incentive Plan to participants under all forms of awards. Pursuant to such authority, the Committee could grant awards to Eligible Persons such as restricted units, phantom stock, performance awards, performance units, performance shares, stock appreciation shares, limited stock appreciation rights, stock acquisition rights, valuation protection rights, reload options or any other type of award or combination or derivative of various types of awards. The form and terms of any such additional types of awards, as well as the terms and conditions of the grant of any such awards, will be determined by the Committee and set forth in the agreements entered into with participants and in the Committee's procedures. Such grants (including grants of Options, SARs and Restricted Stock) may be settled at the discretion of the Committee in cash, shares of the Common Stock or any combination thereof.

         Federal Income Tax Consequences

         Commencing in taxable years beginning on or after January 1, 1994, a publicly held corporation may not, subject to limited exceptions, deduct for federal income tax purposes certain compensation paid to an executive officer who is the chief executive officer or one of the four other highest paid executive officers in excess of $1 million in any taxable year (the "$1 Million Cap"). In general, compensation received on account of the exercise of options that were granted on or prior to February 17, 1993 will not be subject to the $1 Million Cap. Also, certain other performance-based compensation may not be subject to the $1 Million Cap. Compensation attributable to the exercise of options and other awards granted after February 17, 1993, however, may be counted in determining whether the $1 Million Cap has been exceeded in any taxable year if such compensation does not qualify as performance-based compensation. The Company believes that any Options and SARs to be granted under the New Incentive Plan with an exercise price at or above the fair market value of the Common Stock on the date of grant will qualify as performance-based compensation and not be subject to the $1 Million Cap. However, whether (i) the grant of Restricted Stock or any other types of awards under the New Incentive Plan are subject to the $1 Million Cap, (ii) the $1 Million Cap with respect to such an executive will be exceeded and (iii) the Company's deductions for compensation paid in excess of the $1 Million Cap will be denied, will depend on the resolution of various factual and legal issues that cannot be determined at this time.

         Under the Code, a participant receiving a Nonstatutory Stock Option generally does not realize taxable income upon the grant of the Option. A participant does, however, realize ordinary income upon the exercise of a Nonstatutory Stock Option to the extent that the fair market value of the Common Stock on the date of exercise exceeds the Option Price. The Company may deduct for federal income tax purposes (subject to the $1 Million Cap, if applicable, and subject to satisfying the federal income tax withholding requirements) an amount equal to the ordinary income so realized by the participant. Upon the subsequent sale of the shares acquired pursuant to a Nonstatutory Stock Option, any gain or loss will be capital gain or loss, assuming the shares represent a capital asset in the hands of the participant. There will be no tax consequences to the Company upon the subsequent sale of shares acquired pursuant to a Nonqualified Stock Option.

         The grant of an ISO does not result in taxable income to a participant. The exercise of an ISO also does not result in taxable income, provided that the employment requirements specified in the Code are satisfied, although such exercise may give rise to alternative minimum taxable income for the participant. In addition, if the participant does not dispose of the Common Stock acquired upon exercise of an ISO during the statutory holding period, then any gain or loss upon subsequent sale of the Common Stock will be a long-term capital gain or loss, assuming the shares represent a capital asset in the participant's hands.

         The statutory holding period for the Common Stock acquired pursuant to the exercise of an ISO is the later of two years from the date the ISO is granted or one year from the date the Common Stock is transferred to the participant pursuant to the exercise of the ISO. If the employment and statutory holding period requirements are satisfied, the Company may not claim any federal income tax deduction upon either the exercise of the ISO or the subsequent sale of the Common Stock received upon exercise of the ISO. If these requirements are not satisfied, the amount of ordinary income taxable to the participant is the lesser of

         (i) the fair market value of the Common Stock on the date of exercise minus the Option Price, or

         (ii) the amount realized on disposition minus the Option Price. The Company may deduct for federal income tax purposes (subject to the $1 Million Cap, if applicable) an amount equal to the ordinary income so realized by the participant.

         A recipient does not realize taxable income upon the grant of an SAR but realizes ordinary income upon its exercise to the extent of the fair market value of the Common Stock subject to the SAR on the date of the exercise and the Company may then deduct for federal income tax purposes (subject to the $1 Million Cap, if applicable, and subject to satisfying federal income tax withholding requirements) an amount equal to the ordinary income realized by the participant. Upon the subsequent sale of shares acquired pursuant to an SAR, any gain or loss will be capital gain or loss, assuming the shares represent a capital asset in the hands of the participant.

         In general, a participant receiving Restricted Stock does not realize taxable income on the grant of Restricted Stock. A participant will, however, realize ordinary income when the Restricted Stock becomes vested to the extent that the fair market value of the Common Stock on that date exceeds the price, if any, paid for the Restricted Stock or, if no price were paid, to the extent of the fair market value of the Common Stock on that date. However, the participant may elect (within 30 days after the grant of Restricted Stock) to realize taxable income on the date of the grant to the extent of the fair market value of the Restricted Stock (determined without regard to restrictions on transferability and any substantial risk of forfeiture). If such election is made, the participant will not realize taxable income when the Restricted Stock becomes vested. In addition, if such an election is made and the Restricted Stock is subsequently forfeited, the participant is not entitled to a deduction but will be allowed a capital loss, if any, equal to the amount paid for such shares. Upon a subsequent sale of vested Restricted Stock, any gain or loss will be capital gain or loss, assuming the shares represent a capital asset in the hands of the participant. The Company may deduct for federal income tax purposes (subject to the $1 Million Cap, if applicable, and subject to satisfying federal income tax withholding requirements) an amount equal to the ordinary income realized by the recipient of the Restricted Stock. Dividends paid to the participant on Restricted Stock during the restricted period are ordinary compensation income to the participant and deductible as such by the Company (subject to the $1 Million Cap, if applicable).

         If the exercisability of an Option or an SAR or the elimination of restrictions on Restricted Stock is accelerated, or special cash settlement rights are triggered and exercised, as a result of a Change in Control, all or a portion of the value of the relevant award at that time may be deemed a "parachute payment" for purposes of determining whether a 20% excise tax is payable by the participant as a result of the receipt of an "excess parachute payment" pursuant to Section 4999 of the Code. The Company will not be entitled to a deduction for that portion of any parachute payment which is subject to the excise tax.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Based upon information received from the persons concerned, each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock of the Company, each director, each of the named executive officers, and all directors and executive officers of the Company as a group, owned beneficially as of April 30, 1997, the number and percentage of outstanding shares of Common Stock of the Company indicated in the following table. Except as noted below, each of the persons listed has sole investment and voting power with respect to the shares indicated and the address of each of the persons listed is c/o the Company.

                            BENEFICIAL OWNERSHIP(1)

                                          COMMON STOCK                     PREFERRED STOCK
     NAME AND ADDRESS                 NUMBER       PERCENTAGE           NUMBER      PERCENTAGE
   OF BENEFICIAL OWNER               OF SHARES      OF CLASS           OF SHARES     OF CLASS
-----------------------------------------------------------------   --------------------------
General Atlantic Corporation (2)     2,643,889         62.3% (2a)      1,388,889       100%
125 E. 56th Street
New York, NY  10022
-----------------------------------------------------------------   --------------------------
Robert J. Grimm (3)                     62,000          2.2%                   0         0%
-----------------------------------------------------------------   --------------------------
Stephen P. Reynolds (4)                 12,000           **                    0         0%
-----------------------------------------------------------------   --------------------------
John C. Seiler (5)                      14,500           **                    0         0%
-----------------------------------------------------------------   --------------------------
Walter H. Teninga (6)                   12,000           **                    0         0%
-----------------------------------------------------------------   --------------------------
David P. Dash (7)                            0            0%                   0         0%
-----------------------------------------------------------------   --------------------------
Charles Siegel (8)                     100,000          3.4%                   0         0%
-----------------------------------------------------------------   --------------------------
Ross Bacon (9)                          15,000           **                    0         0%
-----------------------------------------------------------------   --------------------------
All Executive Officers                 215,500          7.1%                   0         0%
and Directors as a group
(6 persons) (10)
-----------------------------------------------------------------   --------------------------

-----------
**     less than 1%
(1) Unless otherwise indicated, all shares are held directly with sole voting and investment power. All options referenced are exercisable at a price equal to or greater than $0.25 per share.
(2) General Atlantic Corporation ("GAC") is a Delaware corporation whose principal business is holding and managing investments for its own account. The shares directly owned by GAC are deemed to be beneficially owned by GAC's direct and indirect controlling stockholders. GAC is, through a number of intermediary holding companies, a wholly-owned subsidiary of General Atlantic Group Limited, a Bermuda corporation, whose principal business is holding and managing investments for its own account. The address of General Atlantic Group Limited is Washington Mall II, Church Street, Hamilton 5, Bermuda. General Atlantic Group Limited is, through an intermediate holding company, a wholly-owned subsidiary of The Atlantic Foundation, a Bermuda grant-making, charitable corporation. The address of The Atlantic Foundation is P. O. Box HM 666, Clarendon House, Church Street, Hamilton, HM CX, Bermuda. No natural person beneficially owns the securities owned by The Atlantic Foundation.
(2a) Includes 1,388,889 shares of Preferred Stock, which is convertible into an equivalent number of shares of Common Stock of the Company, and votes with the Common Stock.
(3) Includes 12,000 shares issuable upon exercise of stock options, and does not include options to purchase 8,000 shares of Common Stock, none of which are exercisable within 60 days.
(4) Includes 12,000 shares issuable upon exercise of stock options, and does not include options to purchase 8,000 shares of Common Stock, none of which are exercisable within 60 days.
(5) Includes 12,000 shares issuable upon exercise of stock options, and does not include options to purchase 8,000 shares of Common Stock, none of which are exercisable within 60 days.
(6) Includes 12,000 shares issuable upon exercise of stock options, and does not include options to purchase 8,000 shares of Common Stock, none of which are exercisable within 60 days.
(7) All of the options previously held by Mr. Dash expired unexercised prior to Fiscal Year End 1996.

(8)    Includes 100,000 shares issuable upon exercise of stock options.
(9) Includes 15,000 shares issuable upon exercise of stock options, and does not include options to purchase 35,000 shares of Common Stock, none of which are exercisable within 60 days.
(10) Includes 163,000 issuable upon exercise of stock options, and does not include options to purchase 67,000 shares of Common Stock, none of which are exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prior to the Initial Public Offering, the Company and General Atlantic had been members of an affiliated group (the "Group") within the meaning of
Section 1504(a) of the Internal Revenue Code of 1986, as amended, and had been filing consolidated income tax returns. General Atlantic was the common parent of the Group. General Atlantic and the Company had entered into an agreement regarding tax allocation providing for the allocation of taxes for the years that they were members of the Group.

         The Company and General Atlantic, on April 17, 1992, entered into an agreement regarding tax consequences of deconsolidation, the primary purposes of which are (i) to ensure adequate communication and cooperation between General Atlantic and the Company after the closing of the Initial Public Offering; (ii) to ensure that the Company will be entitled to any refund or credit resulting from the carryback of a net operating loss or credit generated in a taxable year or period beginning after the closing of the Initial Public Offering; (iii) to provide that both General Atlantic and the Company will agree to pay to the other party who suffers a tax detriment as a result of a subsequent Internal Revenue Service audit adjustment any accompanying tax benefit that such party may receive; (iv) to provide that General Atlantic will indemnify the Company for any tax liability imposed upon (x) the Group (other than the Company) for any taxable year or period, and (y) the Company or for which the Company may be liable for any taxable year or period ending on or before the closing of the Initial Public Offering; and (v) to provide that the Company will indemnify General Atlantic for any tax liability of the Company for any taxable year or period beginning after the closing of the Initial Public Offering.

         Under the terms of the Plan of Reorganization, the Company issued 1,388,889 shares of Preferred Stock to General Atlantic Corporation in consideration of an aggregate purchase price of $2,500,000 on July 18, 1995. The Preferred Stock is convertible into an equal number of shares of Common Stock of the Company, votes with the Common Stock on a share-for-share basis, and was not subject to reduction by the one-for-two reverse split effected in connection with the Plan. The Company was informed that General Atlantic Corporation used funds from working capital for the purchase price of the Preferred Stock. On July 18, 1995, the Company amended its Certificate of Incorporation to provide for the one-for-two reverse split of Common Stock and to designate the Preferred Stock. After the reverse split, General Atlantic Corporation held 1,255,000 shares of Common Stock and 1,388,889 shares of Preferred Stock, which is approximately 62% of the voting securities of the Company on the date of this report.

         On June 20, 1995, the Company entered into a Loan and Security Agreement with Congress Financial Corporation (Southwest) ("Congress") pursuant to which Congress agreed to provide a revolving credit facility and letter of credit accommodations in an amount up to the borrowing base as calculated pursuant to the loan agreement, which may not exceed $15,000,000 (the "Credit Facility"). The Credit Facility is secured by a first lien on substantially all of the assets of the Company, including inventory and accounts receivable. The availability of loans under the Credit Facility is determined by an advance rate formula. In order to increase loan availability under the Credit Facility, General Atlantic Corporation ("General Atlantic"), the Company's principal stockholder, furnished to Congress a letter of credit in the amount of $1,500,000 (the "GAC L/C") to serve as additional collateral for the Credit Facility effective June 26, 1996. As consideration for General Atlantic's agreement to provide the GAC L/C, the Company agreed to (a) pay General Atlantic the sum of $100 per year, (b) reimburse General Atlantic for the amount, if any, which it is required to reimburse to any issuing or confirming bank which honors any drafts under the GAC L/C, (c) pay General Atlantic interest on any amounts drawn under the GAC L/C at Chemical Bank's prime rate plus one percent (1%), and (d) grant General Atlantic a second lien security interest (behind Congress) on substantially all of the assets of the Company.

         The Company has retained the services of a commercial real estate brokerage firm to seek out a buyer or buyers to purchase from and lease back to the Company its owned properties. The wife of the Company's Executive Vice President, Chief Operating and Financial Officer is one of the brokers assigned to the listing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Compensation Committee Interlocks and Insider Participation

         Mr. Grimm, the Chairman of the Board and former President of the Company, served on the Compensation Committee of the Board of Directors in fiscal year 1995.

         Pursuant to the terms of the Registration Rights Agreement by and among the Company, General Atlantic Corporation, and Robert J. Grimm dated as of March 6, 1992, the Company has granted certain registration rights to General Atlantic and Mr. Grimm. Under the terms of the Registration Rights Agreement, in the event that the Company proposes to register any of its securities under the Securities Act for its own account, except in certain circumstances, General Atlantic and Mr. Grimm are entitled to include shares of Common Stock in such registration ("Piggyback Registration"), subject to the right of the underwriters of any such offering to limit the number of shares included in such registration. The Company has agreed to pay all expenses in connection with a Piggyback Registration. General Atlantic has the additional right to require ("Demand Registration") the Company to register shares of Common Stock under the Securities Act at any time after the effective date of the Initial Public Offering, and the Company is required to effect such registration, subject to certain conditions and limitations. General Atlantic is required to bear the expenses of each Demand Registration. General Atlantic has the right to require the Company to effect three such Demand Registrations; provided, however, that General Atlantic shall not be entitled to more than one Demand Registration in any period of 180 days. The Company need not comply with the Demand Registration if the fair market value of the shares of Common Stock to be registered does not equal or exceed $5,000,000. To the Company's knowledge, General Atlantic has no current plans to require a Demand Registration. The Company has agreed to customary indemnities including an agreement to indemnify, subject to certain limited exceptions, General Atlantic and Mr. Grimm in connection with a Demand Registration and a Piggyback Registration.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Financial Statements

         The following financial statements of the Company are included following the Index to Consolidated Financial Statements and Schedule on page F-1 of this Report.

Report of Independent Accountants

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedule

         The following financial statement schedule is included following the Index to Consolidated Financial Statements and Schedule on page F-1 of this Report.

Report of Independent Accountants on Financial Statement Schedule

X. Supplementary Consolidated Statements of Operations Information

         All other schedules have been omitted because they are not applicable, not required under the instructions or the information requested is set forth in the consolidated financial statements or related notes thereto.

(a)3. Exhibits

         The following Exhibits are incorporated by reference to the filing indicated or are included following the Index to Exhibits:

Exhibit
Number     Description of Exhibit

2.1 First Amended Plan of Reorganization of Solo Serve Corporation dated May 17, 1995 (6)
2.2 Non-material Modifications to First Amended Plan of Reorganization of Solo Serve Corporation, entered July 6, 1995 (6)
3.1        Restated Certificate of Incorporation of the Company (7)
3.2        Certificate of Designation of Rights and Preferences of Preferred
           Stock (7)
3.3        Bylaws of the Company, as amended and restated *
4.1 Specimen Certificate for Common Stock of the Registrant (representing shares of common stock of the Company after giving effect to the previously reported 1-for-2 reverse split effected July 18, 1995) (9)
10.1 Registration Rights Agreement among General Atlantic Corporation, Robert J. Grimm and the Company (1)
10.2 Agreement Regarding Tax Consequences of Deconsolidation between the Company and General Atlantic Corporation (1)
10.3       Tax Allocation Agreement between the Company and General Atlantic
            Corporation (1)
10.4 Form of Indemnity Agreement between Directors, Executive Officers and the Company (1)
10.5       Associate Stock Purchase Plan of the Company (2)
10.6       Retirement Savings Plan and Trust of the Company (2)
10.7 Mortgage Note A, dated November 20, 1992, in principal amount of $4,940,000, with the Company as Maker and Nationwide Life Insurance Company as Holder (2)
10.8 Mortgage Note B, dated November 20, 1992, in principal amount of $1,000,000, with the Company as Maker and Employers Life Insurance Company of Wausau as Holder (2)
10.9       Asset Purchase Agreement between the Company and Ross Stores, Inc.
           (3)
10.10      Employment Agreement between the Company and David P. Dash (4)+
10.11 Employment Agreement between the Company and Robert J. Grimm, as amended (5)+
10.12 Subscription Agreement between the Company and General Atlantic Corporation (7)
10.13      Solo Serve Corporation 1995 Stock Incentive Plan (8) +
10.14      Solo Serve Corporation Director Stock Option Plan (8) +
10.15 Escrow Agreement, dated July 18, 1995, by and between Texas Commerce Bank, National Association, Borrower, General Atlantic Corporation and the Official Committee of Unsecured Creditors of Solo Serve Corporation (7)
10.16 Loan and Security Agreement, dated as of June 20, 1995, by and between Solo Serve Corporation and Congress Financial Corporation (Southwest) (7)
10.17 Amended Loan and Security Agreement, dated July 18, 1995, by and between Solo Serve Corporation and MetLife Capital Corporation (8)
10.18 Loan Modification Agreement, dated July 18, 1995, by and among Solo Serve Corporation, Nationwide Life Insurance Company, and Employers Life Insurance Company (8)
10.19 Promissory Note, dated July 31, 1995, in principal amount of $5,565,000, with the Company as Maker, and Texas Commerce Bank National Association as Holder (8)
10.20 Loan Modification Agreement, dated October 27, 1995, by and between Solo Serve Corporation and Congress Financial Corporation (Southwest) (9)
10.21      Employment Agreement between the Company and Timothy L. Grady (9) +
10.22      Employment Agreement between the Company and Janet Pollock (9) +
10.23      Consulting Services Agreement between the Company and Robert J.
           Grimm (10) +
10.24 Second Amendment to Loan and Security Agreement, dated January 31, 1996, by and between Solo Serve Corporation and Congress Financial Corporation (Southwest) (11)
10.25 Letter Agreement dated January 23, 1996 by and between the Company and MetLife Capital Corporation modifying the Loan and Security Agreement between the Company and MetLife Capital Corporation, as amended on July 18, 1995 (11)

10.26 Amendment No. 3 to Loan and Security Agreement by and between Solo Serve Corporation and Congress Financial Corporation (Southwest) dated June 26, 1996 (12)
10.27 Letter of Credit and Security Agreement between Solo Serve Corporation and General Atlantic Corporation dated as of June 26, 1996 (12)
10.28 Intercreditor and Subordination Agreement between Congress Financial Corporation (Southwest) and General Atlantic Corporation dated as of June 26, 1996, as acknowledged and agreed to by Solo Serve Corporation (12)
10.29      Consulting Agreement between the Company and Charles Siegel (13) +
10.30      Employment Agreement between the Company and Charles Siegel (13) +
10.31 Amendment No. 4 to Loan and Security Agreement by and between Solo Serve Corporation and Congress Financial Corporation (Southwest) dated as of September 1, 1996 (13)
10.32 Amendment No. 5 to Loan and Security Agreement by and between Solo Serve Corporation and Congress Financial Corporation (Southwest) dated as of March 31, 1997 *
10.33 Letter Agreement dated March 28, 1997 by and between the Company and MetLife Capital Corporation modifying the Loan and Security Agreement between the Company and MetLife Capital Corporation, as amended on July 18, 1995 *
10.34 Letter Agreement dated July 8, 1996 by and between the Company and Ross E. Bacon.*+
10.35 Amendment No. 6 to Loan and Security Agreement by and between Solo Serve Corporation and Congress Financial Corporation (Southwest) dated as of May 19, 1997.*
21.1       Subsidiaries of the Registrant *
23.1       Consent of Independent Accountants *
27         Financial Data Schedule *

-----------------
         *       Filed herewith.
         +       Management Compensatory Plan or Arrangement

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

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SOLO SERVE CORPORATION


By:      /s/ Charles M. Siegel                By:      /s/ Ross E. Bacon
   ---------------------------------             -------------------------------
         Charles M. Siegel                    Ross E. Bacon,
         President and Chief                  Executive Vice President and
         Executive Officer                    Chief Operating and Financial
                                              Officer, Treasurer and Secretary
                                              (Principal Financial and
                                              Accounting Officer)

DATED: May 19, 1997


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                  Signature                    Name and Title                   Date
                  ---------                    --------------                   ----
/s/ Charles M. Siegel                          President and Chief Executive    May 19, 1997
----------------------------------             Officer, Director
Charles M. Siegel

/s/ Ross E. Bacon                              Executive Vice President and     May 19, 1997
----------------------------------             Chief Operating and Financial
Ross E. Bacon                                  Officer, Treasurer and
                                               Secretary
                                               (Principal Financial and
                                               Accounting Officer)

/s/ Robert J. Grimm                            Chairman of the Board            May 19, 1997
----------------------------------
Robert J. Grimm

/s/ Stephen P. Reynolds                        Director                         May 19, 1997
----------------------------------
Stephen P. Reynolds

/s/ John C. Seiler                             Director                         May 19, 1997
----------------------------------
John C. Seiler

/s/ Walter H. Teninga                          Director                         May 19, 1997
----------------------------------
Walter H. Teninga

                            SOLO SERVE CORPORATION
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES




Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F2

Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F3

Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . .       F4

Consolidated Statements of Changes in Stockholders' Equity  . . . . . . . . . . . . . . .       F5

Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . .       F6

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .       F7

Consolidated Financial Statement Schedule

Report of Independent Accountants on Financial Statement Schedule . . . . . . . . . . . .       S-1

  Schedule X - Supplementary Consolidated Statements of Operations Information  . . . . .       S-2





Schedules not included above have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Solo Serve Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Solo Serve Corporation and its subsidiary (the Company) at February 3, 1996 and February 1, 1997, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company's Plan of Reorganization was approved by creditors and shareholders and confirmed by the United States Bankruptcy Court on July 6, 1995 and became effective on July 18, 1995. The Company's recurring operating losses raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to future operations are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PRICE WATERHOUSE LLP

San Antonio, Texas
May 14, 1997

                             SOLO SERVE CORPORATION
                          CONSOLIDATED BALANCE SHEETS

ITEM 1.  Financial Statements

ASSETS                                                                       FEBRUARY 3, 1996    FEBRUARY 1, 1997
                                                                             ------------------------------------
Cash                                                                         $        771,527      $    1,065,564
Inventory                                                                          14,210,180          11,107,938
Other current assets                                                                2,273,630             988,469
                                                                             ------------------------------------
         Total current assets                                                      17,255,337          13,161,971
Property and equipment, net                                                        15,634,267          12,935,322
Goodwill and service marks, less accumulated amortization
  of $2,090,000 and $2,210,000 at February 3, 1996 and
  February 1, 1997, respectively                                                      410,000             290,000
Deferred income taxes, net of valuation allowance of $10,141,039 and
  $12,022,873 at February 3, 1996 and February 1, 1997, respectively                        -                   -
                                                                             ------------------------------------
      TOTAL ASSETS                                                           $     33,299,604     $    26,387,293
                                                                             ====================================
LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES NOT SUBJECT TO COMPROMISE:
 CURRENT LIABILITIES:
   Current portion of long-term debt                                         $        683,951     $       770,602
   Accounts payable                                                                 3,426,821           3,983,898
   Accrued expenses                                                                 3,210,010           2,339,615
                                                                             ------------------------------------
  Total current liabilities                                                         7,320,782           7,094,115

  Long-term debt                                                                   15,135,885          14,960,600
  Postretirement benefit obligation                                                   565,200                   -
LIABILITIES SUBJECT TO COMPROMISE                                                     460,612                   -
                                                                             ------------------------------------
      TOTAL LIABILITIES                                                            23,482,479          22,054,715
                                                                             ------------------------------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000 shares authorized,
    1,388,869 shares issued and outstanding at February 3, 1996 and                    13,889              13,889
    February 1, 1997
  Common stock, $.01 par value; 8,000,000 authorized, 2,856,126 issued
    and outstanding at February 3, 1996 and February 1, 1997                           28,562              28,562
   Capital in excess of par value                                                  24,410,290          24,410,290
   Retained earnings (deficit)                                                   (14,635,616)        (20,120,163)
                                                                             ------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                    9,817,125           4,332,578
                                                                             ------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $    33,299,604     $    26,387,293
                                                                             ====================================

   The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            FOR THE FISCAL YEAR ENDED
                                                                JANUARY 28, 1995  FEBRUARY 3, 1996  FEBRUARY 1, 1997
                                                                ----------------------------------------------------
                                                                   -----------------------------------------------
Number of weeks in fiscal year                                           52               53               52
                                                                   -----------------------------------------------
Net Revenues                                                       $ 138,925,236     $109,823,364      $95,237,689

Cost of goods sold (including buying and distribution,
excluding depreciation shown below)                                  100,686,542       83,474,450       67,484,703
                                                                   -----------------------------------------------
Gross Profit                                                          38,238,694       26,348,914       27,752,986

Selling, general, and administrative expenses                         39,013,103       29,620,266       28,203,345

Depreciation and amortization                                          3,748,006        2,815,024        2,420,868

Write down of property and equipment                                           -                -          525,000

Non-recurring charge                                                           -                -          464,000
                                                                   -----------------------------------------------
Operating Loss                                                        (4,522,415)      (6,086,376)      (3,860,227)

Interest expense, (contractual interest of $1,821,075 and
  $1,791,412 for the 52 weeks ended January 28, 1995 and 53
  weeks ended  February 3, 1996, respectively)                         1,090,164        1,129,346        1,624,320
                                                                   -----------------------------------------------
Loss before reorganization items, income taxes and
  extraordinary item                                                  (5,612,579)      (7,215,722)     ( 5,484,547)
                                                                   -----------------------------------------------
Reorganization Items:

  Loss on disposal of stores                                           3,301,234          553,222                -
  Loss on write-off of capitalized merchandising software              1,000,154                -                -
  Provision for other reorganization expenses                          2,161,254        1,421,754                -
  Interest earned on accumulated cash resulting from
    Chapter 11 proceedings                                              (200,222)        (188,283)               -
                                                                   -----------------------------------------------
                                                                       6,262,420        1,786,693                -
                                                                   -----------------------------------------------
Loss before income taxes and extraordinary item                      (11,874,999)      (9,002,415)      (5,484,547)
                                                                   -----------------------------------------------
Provision for (benefit from) income taxes:
  Current                                                                      -                -                -
  Deferred                                                             3,661,480       (1,418,200)               -
                                                                   -----------------------------------------------
                                                                       3,661,480       (1,418,200)               -
                                                                   -----------------------------------------------
Loss before extraordinary item                                       (15,536,479)      (7,584,215)      (5,484,547)

Extraordinary item: gain on discharge of debt (net of tax
  effect of $1,418,200)                                                        -        2,752,975                -

Net Loss                                                            ($15,536,479)     ($4,831,240)     ($5,484,547)
                                                                   ===============================================
Loss per common share before extraordinary item                           ($5.45)          ($2.10)          ($1.92)
                                                                   ===============================================
Extraordinary gain per common share                                            -            $0.76                -
                                                                   ===============================================
Net Loss per common share                                                 ($5.45)          ($1.34)          ($1.92)
                                                                   ===============================================
Weighted average common shares outstanding                             2,849,867        3,604,853        2,856,126
                                                                   ===============================================

   The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                        Preferred    Common Stock
                                              Preferred Stock Common Stock   Preferred   Common Stock  Stock Capital   Capital in
                                                  Shares         Shares      Stock $.01     $.01 par   in Excess of  Excess of Par
                                                Outstanding    Outstanding   par value      value       par value       Value
                                              ------------------------------------------------------------------------------------
Balance at January 29, 1994                                       5,652,452                  $ 56,525                 $ 21,783,792

    Proceeds from issuance of common stock on
    the exercise of stock options (Note 9)                           59,800                       598                      111,826

    Net Loss
                                              ------------------------------------------------------------------------------------
Balance at January 28, 1995                                       5,712,252                    57,123                   21,895,618
                                              ------------------------------------------------------------------------------------
    Proceeds from issuance of preferred stock       1,388,889                   $ 13,889                $ 2,486,111

    Common stock one-for-two reverse split                       (2,856,126)                  (28,561)                      28,561

    Net Loss
                                              ------------------------------------------------------------------------------------
Balance at February 3, 1996                         1,388,889     2,856,126       13,889       28,562     2,486,111     21,924,179
                                              ------------------------------------------------------------------------------------



         Net Loss
                                              ------------------------------------------------------------------------------------
Balance at February 1, 1997                         1,388,889     2,856,126     $ 13,889     $ 28,562   $ 2,486,111   $ 21,924,179
                                              ====================================================================================


                                                Retained
                                                Earnings
                                                (Deficit)         Total
                                               ---------------------------
Balance at January 29, 1994                    $  5,732,103    $27,572,420

    Proceeds from issuance of common stock on
    the exercise of stock options (Note 9)                         112,424

    Net Loss                                    (15,536,479)   (15,536,479)
                                               ---------------------------
Balance at January 28, 1995                      (9,804,376)    12,148,365
                                               ---------------------------
    Proceeds from issuance of preferred stock                    2,500,000

    Common stock one-for-two reverse split                               -

    Net Loss                                     (4,831,240)    (4,831,240)
                                               ---------------------------
Balance at February 3, 1996                     (14,635,616)     9,817,125
                                               ---------------------------



         Net Loss                                (5,484,547)    (5,484,547)
                                               ---------------------------
Balance at February 1, 1997                    ($20,120,163)   $ 4,332,578
                                               ===========================



   The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        FOR THE FISCAL YEAR ENDED
                                                                           JANUARY 28, 1995   FEBRUARY 3, 1996  FEBRUARY 1, 1997
                                                                           ------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Income (Loss)                                                      $    (15,536,479)  $     (4,831,239)  $    (5,484,547)

    Gain on discharge of debt                                                             -          2,752,975                 -
                                                                           -----------------------------------------------------
    Loss before gain on discharge of debt                                       (15,536,479)        (7,584,214)       (5,484,547)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH

    Depreciation and amortization                                                 3,748,006          2,815,024         2,420,868

    Loss on retirement and write down of leasehold improvements
     and property and equipment                                                      78,087            208,070           652,573
   Changes in assets and liabilities
    (Increase) Decrease in inventories                                            7,965,791            738,648         3,102,242

    (Increase) Decrease in other current assets                                   2,843,290            181,519         1,285,161

    (Increase) Decrease in non-current receivables                               (1,662,935)         1,662,935                 -

    Decrease (Increase) in long-term deferred income taxes                        1,770,270         (1,418,200)                -

    Increase (Decrease) in accounts payable                                       7,217,744         (1,652,125)          557,077

    (Decrease) Increase in accrued expenses                                      (1,694,563)          (606,607)         (870,395)

    (Decrease) Increase in long-term postretirement benefit obligation              116,200             63,900          (565,200)
                                                                           -----------------------------------------------------
    Total adjustments                                                            20,381,890          1,993,164         6,582,326
                                                                           -----------------------------------------------------
    Net cash provided (used) by operating activities before
      reorganization items                                                        4,845,411        (5,591,050)         1,097,779

OPERATING CASH FLOWS FROM REORGANIZATION ITEMS:

  Payments made on reorganization costs                                            (748,965)        (1,185,823)                -

  Non cash items from reorganization                                                      -         (1,132,424)         (460,612)

  Loss on disposal of stores                                                      3,301,234            553,222                 -

  Write-off of capitalized merchandising software                                 1,000,154                  -                 -

  Provision for other reorganization expenses                                     1,898,055            257,139                 -
                                                                           -----------------------------------------------------
  Net cash provided (used) by operating activities                               10,295,889         (7,098,936)          637,167
                                                                           -----------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                         (1,257,783)          (877,402)         (254,494)
                                                                           -----------------------------------------------------
    Net cash provided (used) by investing activities before
     reorganization items                                                        (1,257,783)          (877,402)         (254,494)

INVESTING CASH FLOWS FROM REORGANIZATION ITEMS:

  Proceeds from sale of property and equipment                                    2,000,000                  -                 -
                                                                           -----------------------------------------------------
  Net cash provided (used) by investing activities                                  742,217           (877,402)         (254,494)
                                                                           -----------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings under line of credit agreement                                      18,635,466         25,067,240       103,367,509

  Payments under line of credit agreement                                       (13,585,529)       (21,507,240)     (102,747,509)

  Borrowings under long-term debt agreement                                           5,000                  -                 -

  Payments under long-term debt agreement                                          (635,373)          (462,515)         (708,636)

  Proceeds from issuance of common stock on exercise of stock options               112,424                  -                 -
                                                                           -----------------------------------------------------
  Net cash provided by finance activities before reorganization items             4,531,988          3,097,485           (88,636)

FINANCING CASH FLOWS FROM REORGANIZATION ITEMS:

  Distributions to claimants under plan of reorganization                                 -        (13,933,177)                -

  Sale of preferred stock                                                                 -          2,500,000                 -

  Provision for Debtor-In-Possession financing                                      263,199                  -                 -
                                                                           -----------------------------------------------------
  Net cash provided by financing activities                                       4,795,187         (8,335,692)          (88,636)
                                                                           -----------------------------------------------------
  Net increase (decrease) in cash                                                15,833,293        (16,312,030)          294,037

    Cash at beginning of year                                                     1,250,264         17,083,557           771,527
                                                                           -----------------------------------------------------
    Cash at end of year                                                    $     17,083,557   $        771,527   $     1,065,564
                                                                           =====================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid (received) during the period for:

  Interest                                                                 $        973,735   $      1,116,300   $     1,579,691

  Income tax                                                               $     (1,344,345)                 -                 -

   The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OF THE
COMPANY:

BUSINESS

         Solo Serve Corporation ("the Company") was incorporated in the State of Texas on June 1, 1979 and was a majority-owned subsidiary of General Atlantic Corporation ("GAC") until its initial public offering of shares of common stock on April 29, 1992. The Company was reincorporated in Delaware in December 1991. The Company is engaged in the operation of off-price retail department stores located in Texas, Louisiana and Alabama. The Company has a 52/53 week fiscal year ending on the Saturday closest to January 31.

REORGANIZATION AND MANAGEMENT'S PLANS

         On July 21, 1994 (the "Petition Date"), the Company filed a petition (the "Filing") under Chapter 11 of the Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Western District of Texas (the "Bankruptcy Court"). On July 6, 1995, the Bankruptcy Court approved a Proposed Plan of Reorganization (the "Plan") jointly sponsored by the Official Committee of Unsecured Creditors and Texas Commerce Bank San Antonio, N.A. ("TCB"), which became effective on July 18, 1995. Under the Plan, the Unsecured Creditors agreed to a distribution of 72.5% of pre- petition unsecured allowed claims. The total amount of pre-petition unsecured allowed claims was $15.6 million. Additionally, the Plan allowed for cash distributions for certain secured and priority claims which totaled $2.2 million. On the effective date of the Plan, the Company issued 1,388,889 shares of convertible Preferred Stock for an aggregate consideration of $2.5 million. All of the Preferred Stock was purchased by the Company's largest stockholder. On July 31, 1995, the Company disbursed $10.2 million to its creditors in accordance with the First Distribution as proposed by the Plan. The second and final distribution, which occurred on December 20, 1995, was approximately $3.5 million. The second distribution was financed in part by $2.5 million of funds in escrow which were the proceeds from the sale of the Company's Preferred Stock. On April 17, 1996, the Bankruptcy Court entered the Final Decree, which administratively closed Solo Serve Chapter 11 bankruptcy case. As of February 1, 1997 the Company has settled all known claims.

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

         Since the effective date of the Plan, the Company has continued to experience lower than anticipated sales and continuing operating losses. The Company's business has been affected by a number of factors, including increased competition in its principal markets, weakness in the apparel industry, unfavorable economic conditions in certain markets and other factors, many of which are not within the Company's control. The Company continues to experience increased competitive pressure on both price points and market share. Increased competitive pricing and promotional strategies have put significant downward pressure on price points, and competitors have opened additional store locations in the Company's principal markets.

         During the second quarter of Fiscal 1996, the Company experienced a number of executive management changes. The new management group has implemented a strategy designed to (i) achieve a higher gross margin percentage at reduced sales levels, (ii) reduce administrative costs to levels consistent with planned operating levels, (iii) improve the brand quality of the inventory mix and (iv) reduce inventory levels.

         Through the end of Fiscal 1996, the Company has experienced a reduction in inventory levels and administrative costs. While management plans to continue the implementation of its new strategy in Fiscal 1997, there is no assurance its efforts can overcome the competitive factors discussed above.

                             SOLO SERVE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OF THE
COMPANY: (CONTINUED)

ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant accounting principles used are described below.

CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.


INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method. The cost effects of permanent retail reductions for slow moving items are charged to cost of goods sold in the period such reductions are incurred.


DEPRECIATION AND AMORTIZATION

         Depreciation of property and equipment is computed using the straight-line method over estimated useful lives of the related assets. Maintenance and repairs are expensed as incurred. Costs allocated to goodwill and service marks are amortized over estimated lives of 20 and 16 years, respectively, on a straight-line basis.

INCOME TAXES

         Deferred income taxes are provided to reflect temporary differences between the tax and book bases of assets and liabilities. The Company provides valuation allowances for its deferred tax assets pursuant to the provisions of Statement of Financial Accounting Standards No. 109.

PRE-OPENING EXPENSES

         Pre-opening expenses are charged to income within the fiscal year in which they are incurred.

LAYAWAY SALES

         Layaway sales are recognized in full when the layaway deposit is received, and the unpaid balance is recorded as accounts receivable. Cancelations result in a decrease in recorded sales and cost of sales. Cancelation fees and service fees required to place a purchase in layaway are recognized as revenue.

RENTAL EXPENSE

         Rental expense for leases with escalation clauses is recorded on a straight-line basis.

EARNINGS PER SHARE

         The computation of earnings per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents (stock options and voting, convertible preferred stock) outstanding during each period (Note 9). Weighted average common shares outstanding and the related per share amounts of the results of operations for the year ended January 28, 1995 have been retroactively restated to give effect to the one-for-two reverse stock split that occurred during the year ended February 3, 1996.

                             SOLO SERVE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 2 - OTHER CURRENT ASSETS:

             Other current assets are comprised of:

                                                              FEBRUARY 3, 1996  FEBRUARY 1, 1997
                                                              ----------------------------------
Accounts receivable                                           $     399,808      $       344,856
Advance payments to factors                                         935,579                    -
Supplies                                                            310,454              225,011
Other                                                               627,789              418,602
                                                              ----------------------------------
                                                              $   2,273,630      $       988,469
                                                              ==================================


         Subsequent to emergence from Chapter 11, the Company made advance payments to certain factors totaling $935,579 at February 3, 1996. These advances were applied to inventory purchases during 1996.

NOTE 3 - PROPERTY AND EQUIPMENT:

             Property and equipment stated at cost is comprised of:


                                       YEARS OF USEFUL LIFE            FEBRUARY 3, 1996     FEBRUARY 1, 1997
                                       --------------------            -------------------------------------
Land                                                                   $     2,006,031       $     2,006,031
Furniture, fixtures and equipment              3-10                         19,040,779            17,306,704
Leasehold improvements                        10-15                          5,764,178             4,541,925
Buildings                                     20-40                          8,683,897             8,683,897
                                                                       -------------------------------------
                                                                            35,494,885            32,538,557
Less accumulated depreciation                                               19,860,618            19,603,235
                                                                       -------------------------------------
                                                                       $    15,634,267       $    12,935,322
                                                                       =====================================



         During July 1994, in conjunction with the reorganization, the Company agreed to sell its eight stores in Houston, Texas, including the facility leases, to another retailer. The Company also decided to close its eight stores operating under the name of Half & More and its Solo Serve store in Waco, Texas. These transactions were completed in August 1994. The accompanying consolidated financial statements include a fiscal year 1994 charge of approximately $3.3 million in net leasehold and other asset write-offs, inventory adjustments, employee costs and lease terminations related to the sold and closed stores. In addition, the Company chose to discontinue its implementation of a fully integrated merchandising software package due to vendor delays and increased costs and recorded a nonrecurring charge of approximately $1.0 million for the capitalized value of the system. During the second quarter of 1995, the Company closed its Solo Serve store in Montgomery, Alabama and recorded a loss on the disposal of approximately $550,000. During July, 1996, the Company closed one of its Solo Serve stores in Austin, Texas and recorded a loss on the disposal of approximately $68,000.

         During the second quarter of fiscal 1997, the Company plans to close one store and is finalizing plans to either close or operate in some reduced capacity, two additional stores. Based on the revised cash flow estimates from these locations, the Company wrote down the non-recoverable net book value ($525 thousand) of leasehold improvements and fixtures and equipment associated with the locations in accordance with FAS 121.

                             SOLO SERVE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 4- ACCRUED EXPENSES:

              Accrued expenses are comprised of:

                                                              FEBRUARY 3, 1996      FEBRUARY 1, 1997
                                                              --------------------------------------
Accrued rent                                                  $      1,033,637      $        756,471
Accrued sales and property taxes                                       937,041               534,612
Accrued state taxes                                                     33,790                31,826
Voluntary benefits                                                     142,000               217,078
Employee benefits                                                      108,767               372,213
Incentive compensation                                                 100,000                20,390
Layaway escrow                                                         105,417                21,621
Other                                                                  749,358               385,404
                                                              --------------------------------------
                                                              $      3,210,010      $      2,339,615
                                                              ======================================


NOTE 5 - LIABILITIES SUBJECT TO COMPROMISE AND CONTINGENCIES RESULTING FROM THE BANKRUPTCY PROCEEDING:

         As of February 3, 1996, the Company had "Contested Claims" of approximately $461,000. The Company filed objections to these claims in the Bankruptcy Court, and these claims were all ultimately settled in the first quarter of fiscal 1996.

NOTE 6 - LONG-TERM DEBT:

                Long-term debt consists of the following:

                                                                            FEBRUARY 3, 1996     FEBRUARY 1, 1997
                                                                            -------------------------------------
Notes payable to bank, interest at prime plus 1/2% (8.75% at
   February 1, 1997) secured by properties                                  $      5,437,572     $      5,131,406

Note payable to insurance company, interest at 8%; secured by
   equipment and properties                                                        1,006,861              654,132

Mortgage notes payable to insurance companies, interest at 9.5%;
   secured by the distribution center                                              5,810,403            5,760,664

Congress Loan Agreement, interest at prime plus 1% (9.25% at
   February 1, 1997); secured primarily by inventory
                                                                                   3,565,000            4,185,000
                                                                            -------------------------------------
                                                                                  15,819,836           15,731,202
Less current portion                                                                 683,951              770,602
                                                                            -------------------------------------
Long-term portion                                                           $     15,135,885     $     14,960,600
                                                                            =====================================




         As part of its Plan of Reorganization, the Company restructured its pre-petition secured indebtedness. Under the Plan, the Company assumed a $5.8 million mortgage note, secured by the Company's corporate office and distribution center in San Antonio, Texas. The mortgage note carries an interest rate of 9.5% per annum and requires monthly payments of principal and interest of $49,773 until December 2002, when the balance is due. The Company also modified and assumed a note payable to MetLife Capital Corporation ("MetLife"), which is secured by various equipment and fixtures located at the corporate office and certain stores. The MetLife note carries an interest rate of 8.0% and requires equal monthly payments, including principal and interest, of $35,044 until September 1998, when the balance is due. The Company also entered into a term note payable to TCB which carries an interest rate of prime plus one-half percent and is due in equal monthly installments of principal and interest of $64,117 until January 1999, when the balance is due.

                             SOLO SERVE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 6 - LONG-TERM DEBT:  (CONTINUED)

Prior to the effective date of the Plan, in accordance with Statement of Position 90-7 (SOP 90-7), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company did not accrue interest on those obligations for which the amount of pre-petition debt exceeded the value of the related collateral. Contractual interest is the amount that would have accrued on the entire obligation. The Company continued to accrue interest on its mortgage notes related to its distribution center.

The Company entered into a loan agreement with Congress Financial Corporation (Southwest) ("Congress") on June 20, 1995, which became effective on the effective date of the Plan. Under the terms of the loan agreement, which is in effect until July 1999, the Company may borrow up to its borrowing base as calculated pursuant to the loan agreement, which may not exceed $15.0 million. The proceeds of the loan may be used for letters of credit, working capital, and general corporate purposes. The loan as amended is a revolving loan with a borrowing base formula which limits the amount of available credit to 60% of the Company's eligible inventory during the period of March 1st through May 15th and September 1st through November 30th of each year and to 55% of the Company's eligible inventory during any other period less (i) a percentage of undrawn amounts on letters of credit and (ii) availability reserves established from time to time by the lender. The loan bears interest at prime plus 1%. In addition, the Company pays a commitment fee equal to 1/2% per annum of the amount of the unused facility. The loan is secured by substantially all the assets of the Company other than those subject to other existing liens.

         In May, 1997, the Company and Congress amended certain financial covenants in the loan agreement. Effective for the remaining term of the note the Company shall maintain minimum working capital of $3.25 million, minimum net worth of $800 thousand, and shall limit capital expenditures, net of insurance or other proceeds resulting from the disposal or sale of fixed assets, to $2.5 million for any fiscal year period.

         Under the loan agreement, Congress may establish and revise availability reserves in its sole discretion to cover risks or events it perceives may affect its security under the loan or the business or prospects of the Company. The current availability reserve under the loan agreement approximates $660,000. As a result of the formula by which the borrowing base is calculated, an increase in availability reserves restricts the Company's access to borrowings under the credit facility. At February 1, 1997, the Company had approximately $2.1 million available to borrow on the line.

         Future maturities of long-term debt by fiscal year are as follows:

                Fiscal
                ------
                1997                                  770,602
                1998                                5,129,641
                1999                                4,250,986
                2000                                   72,507
                2001                                   79,671
                Thereafter                          5,427,795
                                                 ------------
                                                 $ 15,731,202
                                                 ============

         Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of long-term debt is estimated to be $15.9 million at February 1, 1997, including amounts payable within one year.

                             SOLO SERVE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 7- NON-RECURRING CHARGE

The Company recognized and recorded an unanticipated and non-recurring charge of $464 thousand in January 1997 which related to fiscal 1996. In recent years, the Company self-insured workers' compensation and medical insurance for its employees and purchased stop-loss coverage to limit its maximum exposure. In late fiscal 1996, a dependent of one of the Company's former employees who is covered by COBRA required expensive medical treatment which was not covered by the stop-loss provider, and the majority of this accrual relates to this claim. The Company's stop-loss providers have denied coverage for these claims, and the Company has accrued management's best estimate of the Company's maximum exposure. Management also believes that it is possible that some of these costs may be recovered from the stop-loss provider. Effective January 1, 1997, the Company purchased fully insured coverage for medical and workers' compensation insurance.


NOTE 8 - INCOME TAXES

         The principal reasons for the difference between the statutory federal income tax rate and the Company's provision for income taxes were:

                                                  FISCAL 1994     FISCAL 1995      FISCAL 1996
                                                  --------------------------------------------
Tax benefit at statutory federal rate             $ (4,037,500)   $ (1,642,307)   $ (1,864,746)
Tax credits                                                  -               -               -
Nondeductible bankruptcy related expenses and
  other, net                                           (26,342)        573,952          47,175
Increase in state net operating loss
  carryovers                                          (492,264)       (241,099)        (64,263)
Valuation allowance for net deferred asset           8,217,586       1,309,454       1,881,834
                                                  --------------------------------------------
                                                  $  3,661,480    $           0   $          0
                                                  --------------------------------------------

         The approximate tax effect of temporary differences that give rise to deferred tax assets (liabilities) is as follows:

                                                       FEBRUARY 3, 1996        FEBRUARY 1, 1997
                                                       ----------------------------------------
Markdowns                                              $        228,495        $        276,239
Uniform inventory capitalization                                388,746                 343,710
Voluntary benefits accrual                                       48,280                  73,807
Medical benefits accrual                                         36,981                 126,552
Accrued rent                                                    351,436                 257,199
Layaway sales                                                   (20,164)                (22,782)
Difference in book and tax basis of property
   and equipment                                              1,411,791               1,780,172
Postretirement benefit obligation                               192,168                       -

Net operating loss carryover                                  6,393,842               8,015,698
General business credit carryover (expiring
   during the years 1996-2000)                                  356,638                 356,638
Alternative minimum tax carryover                               100,131                 100,131
State net operating loss carryover                              733,363                 797,626
Other, net                                                      (80,668)                (82,117)
Valuation allowance                                         (10,141,039)            (12,022,873)
                                                       ----------------------------------------
                                                       $              0        $              0
                                                       ========================================

         Due to the increased operating loss carryforwards generated from the Company's continuing operations and reorganization, management believes that uncertainties exist such that it is unlikely that the Company's deferred tax assets will be realized in the future and therefore have recorded a valuation allowance equal to 100% of its existing net deferred tax asset. In fiscal 1994, in accordance with SFAS 109, the Company recorded a net $3.7 million deferred tax charge to fully reserve its $1.8 and $1.9 million current and deferred tax assets, respectively. In fiscal 1995 and 1996, the Company recorded an additional valuation allowance of $1,309,454 and $1,881,834, respectively for deferred tax assets generated in those years. The Company's net operating loss carryforward of approximately $23.7 million expires in the years 2008-2011.

                             SOLO SERVE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 9- STOCK OPTION PLAN:

In fiscal 1988, the Company established a stock option plan for certain key employees. The following table summarizes option activity for fiscal years 1994, 1995,and 1996:

                                                                                       Weighted
                                                                                       Average
                                                                                       Exercise
Stock Options                                                          Shares          Price
-------------
Outstanding January 29, 1994                                           605,900        $   5.08
----------------------------

Granted                                                                160,000            1.12
Canceled                                                              (247,320)           6.08
Exercised                                                              (59,800)           1.88
                                                                    ----------

Outstanding January 28, 1995                                           458,780            3.50

Granted                                                                460,000            1.61
Canceled                                                              (468,780)           3.46
Exercised                                                                    -               -
                                                                    ----------


Outstanding February 3, 1996                                           450,000            1.61

Granted                                                                281,000             .28
Canceled                                                              (370,000)           1.50
Exercised                                                                    -               -
                                                                    ----------

Outstanding February 1, 1997                                           361,000        $   0.69
                                                                    ==========


At January 28, 1995, February 3, 1996 and February 1, 1997, exercisable stock options totaled 188,156, 56,799 and 176,500, shares and had weighted average exercise prices of $3.50, $1.61, and $0.69, respectively.

The weighted average fair value of options granted during the two years ended February 3, 1996 and February 1, 1997 was $1.61 and $0.28, respectively.

On the effective date of the Plan of Reorganization, all existing stock options were canceled. A new Stock Incentive Plan was implemented on the Effective Date. The new plan provides for 500,000 shares to be available for grant after taking into effect the one-for-two reverse split. The 370,000 shares granted on August 8, 1995 were canceled during 1996, and were replaced by options to purchase 10,000, 25,000, 20,000, 75,000 and 151,000 shares at exercise prices of $.375, $.375, $.4375, $.25 and $.25, respectively. These options are exercisable as follows: 176,500 in 1996; 76,834 in 1997; 24,333 in 1998 and
3,333 in 1999. On September 1, 1995 options to purchase 80,000 shares at an exercisable price of $2.125 per share were granted to Directors. The
Directors' options are exercisable as follows: 48,000 in 1996; 16,000 in 1997 and 16,000 in 1998. All options are exercisable for 10 years from the date of issuance, with the exception of options for 25,000 shares, which are exercisable for five years. The average remaining contractual life of these options is nine years.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans as allowed under FAS Statement No. 123, "Accounting for Stock-Based Compensation". Accordingly, the Company has not recognized compensation expense for its stock options granted subsequent to December 15, 1994, the effective date of the statement. Had compensation expense for the Company's stock options granted in fiscal 1996 and fiscal 1995 been determined based on the fair value at the grant dates consistent with the methodology of FAS No. 123, such compensation expense would have been $85,106 and $151,045 in fiscal 1995 and 1996, respectively, and pro forma net loss and loss per share would have been as follows:

                             SOLO SERVE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 9- STOCK OPTION PLAN:   (CONTINUED)

                                                          FISCAL

                                               1995                   1996
                                               ----                   ----
Pro forma net loss                         $(4,916,346)           $(5,635,592)
Pro forma net loss per share                     (1.36)                 (1.97)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:



                                                                                     YEAR ENDED
                                                                                     -----------
                                                                       FEBRUARY 3, 1996       FEBRUARY 1, 1997
                                                                       ----------------       ----------------
Assumptions used in determining the fair value of options granted:
     Expected volatility                                                     2.63                   2.63
     Expected dividend yield                                                   -                     -
     Expected life (term)                                                   6 years               6 years
     Risk-free interest rate                                                 5.29%                 5.40%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, options valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employees' stock options.

NOTE 10- RETIREMENT SAVINGS PLAN AND TRUST:

         The Company adopted the Solo Serve 401(k) Retirement Savings Plan and Trust effective January 1, 1993. Participation in the Retirement Savings Plan is offered to eligible employees of the Company. Generally, all employees of the Company who are 21 years of age and who have six months of service are eligible for participation in the plan.

         The Retirement Savings Plan is a defined contribution plan which provides that participants generally may make voluntary salary deferral contributions, on a pre-tax basis, from 1% to 15% of their compensation in the form of voluntary payroll deductions. The Company may make discretionary contributions from its annual profits. During fiscal years 1994 and 1995, the Company's contributions totaled $46,005 and $45,775, respectively. The contribution is at the sole discretion of the Company and may be changed. No contribution was made during fiscal 1996.

                             SOLO SERVE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 11 - ASSOCIATE STOCK PURCHASE PLAN:

         The Company adopted the Solo Serve Associate Stock Purchase Plan effective January 1, 1993. The Plan was terminated in December, 1996. Participation in the Plan was offered to eligible employees of the Company. Generally, all employees of the Company, excluding members of the Board of Directors and Officers of the Company, were eligible for participation in the Plan.

         The Associate Stock Purchase Plan enabled eligible associates through voluntary payroll deductions to purchase in the open market shares of common stock of the Company at market prices current at the time of purchase through individual accounts opened by such associates with the transfer agent.

NOTE 12 - POSTRETIREMENT BENEFITS:

         In fiscal 1996, the Company terminated its postretirement benefits plan. Those participants currently receiving benefits under the Plan at the time of the Plan's termination will continue to receive benefits. The Plan's termination is not expected to have a material impact on the results of the Company's operations or financial position.

         Prior to the Plan's termination, postretirement life and medical benefits were provided to former employees who had met the requirements for postretirement benefits. Generally, all employees of the Company who had completed ten years of service, had attained age 55 and were enrolled in the medical plan at least one year prior to retirement were eligible for postretirement benefits.

         Life insurance and medical benefits were offered to retirees on a combined basis, which meant that a retiree participated in both plans or neither. The life insurance plan was provided to retirees on a contributory basis. The medical plan, which was self-insured, covered dependents of retirees in addition to former employees. Contributions were also required in the case of medical benefits. The Company's policy was to fund the cost of the postretirement health care and life insurance benefits in the period in which the costs are incurred. The following table summarizes the plans' combined status at February 3, 1996 and February 1, 1997.


                                                              FEBRUARY 3, 1996      FEBRUARY 1, 1997
                                                              --------------------------------------
ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION
   Retirees and dependents                                          $   19,200                     -
   Fully eligible active plan participants                              42,800                     -
   Other active plan participants                                      503,200                     -
                                                              --------------------------------------
Postretirement benefit obligation                                    $ 565,200                     -
                                                              ======================================

         The weighted average discount rates used in determining the APBO at February 3, 1996 was 7.25%.


Net periodic postretirement benefit expense for 1995 and 1996:

                                                HEALTH CARE             LIFE INSURANCE                 TOTAL
                                          ---------------------------------------------------------------------------
                                            1995          1996         1995         1996         1995          1996
Service Cost                              $ 12,400            --    $   2,600           --     $ 15,000            --
Interest Cost                                8,900            --        2,300           --       11,200            --
Amortization of (gains)/losses             (35,500)     (434,400)      (9,800)    (121,800)     (45,300)     (565,200)
                                          ---------------------------------------------------------------------------
Net periodic postretirement benefit
  expense                                 ($14,200)    ($434,400)     ($4,900)   ($121,800)    ($19,100)    ($565,200)
                                          ===========================================================================


         The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e. health care cost trend rate) was 8.0% for 1994 and was assumed to decrease gradually to 6.0% by 2020 and remain at that level thereafter.

                             SOLO SERVE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 13- COMMITMENTS AND CONTINGENCIES:

      The Company has operating leases for most of its retail store facilities. Rental expense for the years ended January 28, 1995, February 3, 1996, and February 1, 1997 amounted to $5,205,241, $4,169,183, and $4,080,767 respectively. The Company has granted a license to an independent vendor to occupy 200 square feet of selling space and operate a fine jewelry department in each of the Company's twelve San Antonio stores. The following table summarizes payment under these leases:


                                                                           NET FUTURE
                                              FUTURE MINIMUM                SUBLEASE               MINIMUM
FISCAL                                        LEASE PAYMENTS                 INCOME             LEASE PAYMENT
                                              ---------------------------------------------------------------
1997                                          $    4,463,983              $   252,000           $   4,211,983
1998                                               4,226,832                  288,000               3,938,832
1999                                               3,660,251                  168,000               3,492,251
2000                                               3,148,354                        -               3,148,354
2001                                               2,354,011                        -               2,354,011
AFTER                                              7,120,276                        -               7,120,276
                                              ---------------------------------------------------------------
                                              $   24,973,707              $   708,000           $  24,265,707
                                              ===============================================================


         Some of the Company's operating leases have additional rentals contingent on individual store sales. The Company may be required to pay additional rentals if certain sales levels are achieved. For the years ended January 28, 1995, February 3, 1996, and February 1, 1997 the Company paid $11,578, none, and none, respectively, under additional rental agreements.

         The Company has an employment contract with its chief executive officer and president that provides for compensation arrangements. The Company also has a consulting agreement with the Chairman of the Board of Directors that expires in July 1998.

         The Company is involved in litigation arising in the normal course of business. In the opinion of management, the outcome of this litigation will not have a material effect on the consolidated financial statements of the Company.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Solo Serve Corporation


Our audits of the consolidated financial statements referred to in our report dated May 14, 1997 appearing on page F-2 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of the Form 10-K (and appearing on the following page S-2). In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

San Antonio, Texas
May 14, 1997

                                                                      SCHEDULE X


                             SOLO SERVE CORPORATION
        SUPPLEMENTARY CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION




                                                       FISCAL 1994             FISCAL 1995            FISCAL 1996
Maintenance and repairs                                $ 1,212,377             $ 1,184,744            $ 1,155,092
                                                       ==========================================================
Depreciation of owned assets                             2,971,380               2,141,933              1,841,329

Amortization of leasehold improvements                     650,243                 552,559                459,539

Amortization of intangibles                                126,383                 120,532                120,000
                                                       ==========================================================
    Total                                              $ 3,748,006             $ 2,815,024            $ 2,420,868
                                                       ==========================================================
Advertising Costs                                      $ 4,774,355             $ 3,742,498            $ 2,978,114
                                                       ==========================================================

                               INDEX TO EXHIBITS


Exhibit
Number     Description of Exhibit
------     ----------------------
2.1        First Amended Plan of Reorganization of Solo Serve Corporation dated
           May 17, 1995
2.2        Non-material Modifications to First Amended Plan of Reorganization
           of Solo Serve Corporation, entered July 6, 1995
3.1        Restated Certificate of Incorporation of the Company
3.2        Certificate of Designation of Rights and Preferences of Preferred
           Stock
3.3        Bylaws of the Company, as amended and restated
4.1        Specimen Certificate for Common Stock of the Registrant
           (representing shares of common stock of the Company after giving effect to the previously reported 1-for-2 reverse split effected
           July 18, 1995)
10.1       Registration Rights Agreement among General Atlantic Corporation,
           Robert J. Grimm and the Company
10.2       Agreement Regarding Tax Consequences of Deconsolidation between the
           Company and General Atlantic Corporation
10.3       Tax Allocation Agreement between the Company and General Atlantic
           Corporation
10.4       Form of Indemnity Agreement between Directors, Executive Officers and the Company
10.5       Associate Stock Purchase Plan of the Company
10.6       Retirement Savings Plan and Trust of the Company
10.7       Mortgage Note A, dated November 20, 1992, in principal amount of
           $4,940,000, with the Company as Maker and Nationwide Life
           Insurance Company as Holder
10.8       Mortgage Note B, dated November 20, 1992, in principal amount of
           $1,000,000, with the Company as Maker and Employers Life Insurance
           Company of Wausau as Holder
10.9       Asset Purchase Agreement between the Company and Ross Stores, Inc.
10.10      Employment Agreement between the Company and David P. Dash
10.11      Employment Agreement between the Company and Robert J. Grimm, as amended
10.12      Subscription Agreement between the Company and General Atlantic
           Corporation
10.13      Solo Serve Corporation 1995 Stock Incentive Plan
10.14      Solo Serve Corporation Director Stock Option Plan
10.15      Escrow Agreement, dated July 18, 1995, by and between Texas Commerce
           Bank, National Association, Borrower, General Atlantic Corporation
           and the Official Committee of Unsecured Creditors of Solo Serve
           Corporation
10.16      Loan and Security Agreement, dated as of June 20, 1995, by and between Solo Serve Corporation and Congress Financial Corporation
           (Southwest)
10.17      Amended Loan and Security Agreement, dated July 18, 1995, by and between Solo Serve Corporation and MetLife Capital Corporation
10.18      Loan Modification Agreement, dated July 18, 1995, by and among Solo
           Serve Corporation, Nationwide Life Insurance Company, and
           Employers Life Insurance Company
10.19      Promissory Note, dated July 31, 1995, in principal amount of
           $5,565,000, with the Company as Maker, and Texas Commerce Bank
           National Association as Holder
10.20      Loan Modification Agreement, dated October 27, 1995, by and between
           Solo Serve Corporation and Congress Financial Corporation
           (Southwest)
10.21      Employment Agreement between the Company and Timothy L. Grady
10.22      Employment Agreement between the Company and Janet Pollock
10.23      Consulting Services Agreement between the Company and Robert J.
           Grimm
10.24      Second Amendment to Loan and Security Agreement, dated January 31,
           1996, by and between Solo Serve Corporation and Congress Financial
           Corporation (Southwest)

10.25      Letter Agreement dated January 23, 1996 by and between the Company and MetLife Capital Corporation modifying the Loan and Security
           Agreement between the Company and MetLife Capital Corporation, as amended on July 18, 1995
10.26      Amendment No. 3 to Loan and Security Agreement by and between Solo
           Serve Corporation and Congress Financial Corporation (Southwest)
           dated June 26, 1996
10.27      Letter of Credit and Security Agreement between Solo Serve
           Corporation and General Atlantic Corporation dated as of June 26,
           1996
10.28      Intercreditor and Subordination Agreement between Congress Financial
           Corporation (Southwest) and General Atlantic Corporation dated as of
           June 26, 1996, as acknowledged and agreed to by Solo Serve
           Corporation
10.29      Consulting Agreement between the Company and Charles Siegel
10.30      Employment Agreement between the Company and Charles Siegel
10.31      Amendment No. 4 to Loan and Security Agreement by and between Solo
           Serve Corporation and Congress Financial Corporation (Southwest)
           dated as of September 1, 1996
10.32      Amendment No. 5 to Loan and Security Agreement by and between Solo
           Serve Corporation and Congress Financial Corporation (Southwest)
           dated as of March 31, 1997
10.33      Letter Agreement dated March 28, 1997 by and between the Company and MetLife Capital Corporation modifying the Loan and Security
           Agreement between the Company and MetLife Capital Corporation, as amended on July 18, 1995
10.34      Letter Agreement dated July 8, 1996 by and between the Company and
           Ross E. Bacon.
10.35      Amendment No. 6 to Loan and Security Agreement by and between Solo
           Serve Corporation and Congress Financial Corporation (Southwest)
           dated as of May 19, 1997.
21.1       Subsidiaries of the Registrant
23.1       Consent of Independent Accountants
27         Financial Data Schedule

------------

*INCORPORATED BY REFERENCE.  SEE PAGE 35 FOR REFERENCES.