Form 10-Q
period 1997-05-03
SOLO SERVE CORP
filed 1997-06-17
CIK 884941

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 3, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Transition period from               to
                               ------------      ------------

Commission file number           0-19994
                       ------------------------

                             SOLO SERVE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                              74 - 2048057
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
                 or organization)                       Identification No.)

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

                                     INDEX




                         PART I - FINANCIAL INFORMATION

                                                                                       PAGE
ITEM 1.      Financial Statements    . . . . . . . . . . . . . . . . . . . . . . . .    3

             Balance Sheets, May 4, 1996 (unaudited),
             February 1, 1997 and May 3, 1997 (unaudited)  . . . . . . . . . . . . .    3

             Statements of Operations, thirteen weeks ended
             May 4, 1996 (unaudited) and May 3, 1997 (unaudited)   . . . . . . . . .    4

             Statements of Cash Flows, thirteen weeks ended
             May 4, 1996 (unaudited) and May 3, 1997 (unaudited)   . . . . . . . . .    5

             Notes to Financial Statements
             (unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6

ITEM 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations   . . . . . . . . . . . . . . . . . . . . . .    8


                                      PART II - OTHER INFORMATION


ITEM 1.      Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . .   12

ITEM 6.      Exhibits and Reports on Form 8 - K  . . . . . . . . . . . . . . . . . .   12

             Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

                                     PART I

ITEM I. Financial Statements


                             SOLO SERVE CORPORATION
                                 BALANCE SHEETS


                                                              MAY 4,        FEBRUARY 1,     MAY 3,
             ASSETS                                            1996            1997            1997
                                                          ------------    ------------    ------------
                                                           (unaudited)                     (unaudited)
    CURRENT ASSETS:
       Cash                                               $  1,344,773    $  1,065,564    $  1,570,864
       Inventory                                            15,459,253      11,107,938      14,852,823
       Other current assets                                  2,255,850         988,469       1,371,216
                                                          ------------    ------------    ------------
             Total current assets                           19,059,876      13,161,971      17,794,903

    Property and equipment, net                             15,071,813      12,935,322      12,640,949
    Goodwill and service marks, net                            380,000         290,000         260,000
                                                          ------------    ------------    ------------
             TOTAL ASSETS                                 $ 34,511,689    $ 26,387,293    $ 30,695,852
                                                          ============    ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
       Current portion of long-term debt                  $    696,141    $    770,602    $    785,096
       Accounts payable                                      4,334,776       3,983,898       6,429,645
       Accrued expenses                                      3,816,412       2,339,615       3,492,518
                                                          ------------    ------------    ------------
             Total current liabilities                       8,847,329       7,094,115      10,707,259

    Long-term debt                                          16,259,862      14,960,600      18,286,915
    Postretirement benefit obligation                          560,200            --              --
                                                          ------------    ------------    ------------

             TOTAL LIABILITIES                              25,667,391      22,054,715      28,994,174
                                                          ------------    ------------    ------------

    STOCKHOLDERS' EQUITY:
     Preferred stock                                            13,889          13,889          13,889
     Common stock                                               28,562          28,562          28,562

     Capital in excess of par value                         24,410,290      24,410,290      24,410,290

    Retained deficit                                       (15,608,443)    (20,120,163)    (22,751,063)
                                                          ------------    ------------    ------------

             TOTAL STOCKHOLDERS' EQUITY                      8,844,298       4,332,578       1,701,678
                                                          ------------    ------------    ------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 34,511,689    $ 26,387,293    $ 30,695,852
                                                          ============    ============    ============





   The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                                      THIRTEEN WEEKS ENDED
                                                                   ----------------------------
                                                                      MAY 4,          MAY 3,
                                                                       1996            1997
                                                                   ------------    ------------
Net Revenues                                                       $ 22,259,970    $ 19,602,971

Cost of goods sold (including buying and distribution, excluding     15,744,332      13,986,059
depreciation shown below                                           ------------    ------------

Gross Profit                                                          6,515,638       5,616,912

Selling, general, and administrative expenses                         6,476,008       6,742,845

Store closing expense                                                      --           607,000

Depreciation and amortization expenses                                  643,895         510,324
                                                                   ------------    ------------
Operating loss                                                         (604,265)     (2,243,257)

Interest expense                                                        368,562         389,926
                                                                   ------------    ------------
Loss before taxes                                                      (972,827)     (2,633,183)
                                                                   ------------    ------------
Income tax expense (benefit)
   Current                                                                    0               0
   Deferred                                                                   0               0
                                                                   ------------    ------------
                                                                              0               0
                                                                   ------------    ------------
Net loss                                                           $   (972,827)   $ (2,633,183)
                                                                   ============    ============

Loss per common share                                              $       (.34)   $       (.92)
                                                                   ============    ============

Weighted average common shares outstanding                            2,856,126       2,856,126
                                                                   ============    ============





   The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                                                 THIRTEEN WEEKS ENDED
                                                             ----------------------------
                                                             MAY 4, 1996     MAY 3, 1997
                                                             ------------    ------------
NET LOSS                                                     $   (972,827)   $ (2,633,183)
ADJUSTMENTS TO RECONCILE NET LOSS TO CASH FROM OPERATIONS:
   Depreciation and Amortization                                  643,895         510,324
   Loss on retirement of property                                    --             1,141
  Changes in Assets and Liabilities:
   (Increase) decrease in Inventory                            (1,249,073)     (3,744,885)
   (Increase) decrease in Other Current Assets                     17,780        (382,746)
   Increase (decrease) in Accounts Payable                        907,955       2,445,747
   Increase (decrease) in Accrued Expenses                        606,402       1,152,901
   Increase (decrease) in Non Current Liabilities                  (5,000)           --
                                                             ------------    ------------
   Total adjustments                                              921,959         (17,518)
                                                             ------------    ------------
   Net cash used by operations before reorganization items        (50,868)     (2,650,701)

OPERATING CASH FLOW FROM REORGANIZATION ITEMS:
   Provision for other reorganization expenses                   (460,612)           --
                                                             ------------    ------------
   Net cash used by operations:                                  (511,480)     (2,650,701)
                                                             ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in property & equipment                             (51,442)       (184,808)
                                                             ------------    ------------
CASH USED IN INVESTING ACTIVITIES                                 (51,442)       (184,808)
                                                             ------------    ------------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
   Borrowings under line of credit agreement                   24,887,129      23,711,531
   Payments under line of credit agreement                    (23,577,129)    (20,181,531)
   Payments on long-term debt                                    (173,832)       (189,191)
                                                             ------------    ------------
   Net cash provided (used) by financing activities             1,136,168       3,340,809
                                                             ------------    ------------
NET INCREASE (DECREASE) IN CASH                                   573,246         505,300
CASH AT BEGINNING OF YEAR                                         771,527       1,065,564
                                                             ------------    ------------
CASH AT END OF PERIOD                                        $  1,344,773    $  1,570,864
                                                             ============    ============

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                  $    360,735    $    389,926





   The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1:

The financial statements as of May 4, 1996 and May 3, 1997, and for the thirteen week periods ended May 4, 1996 and May 3, 1997 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of Solo Serve Corporation (the "Company") as of May 3, 1997, and the results of operations and cash flows for the periods presented. Such adjustments are of a normal and recurring nature. The results of operations for the thirteen week period are not necessarily indicative of the operating results for a full year or of future operations. These unaudited financial statements should be read in conjunction with consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

With respect to the unaudited financial information of the Company as of May 4, 1996 and May 3, 1997 and for the thirteen weeks ended May 4, 1996 and May 3, 1997, Price Waterhouse LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report appearing as Exhibit 99.

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

During the second quarter of Fiscal 1996, the Company experienced a number of executive management changes. The new management group has implemented a strategy designed to (i) achieve a higher gross margin percentage at reduced sales levels, (ii) reduce administrative costs to levels consistent with planned operating levels, (iii) improve the brand quality of the inventory mix and (iv) reduce inventory levels. While management plans to continue the implementation of its new strategy, no assurance can be given that the Company will be successful in its efforts to improve sales and operations and reverse operating trends.

If current sales trends continue and other initiatives are not successful in improving overall financial performance and meeting liquidity requirements, the Company would consider other alternatives, including additional reductions in the Company's scale of operations and implementation of additional measures designed to reduce expenses.

NOTE 3:

Long-term debt consists of the following:


                                                                        MAY 4,        FEBRUARY 1,       MAY 3,
                                                                         1996            1997            1997
                                                                     ------------   ------------   ------------
Notes payable to bank, interest at prime plus 1/2%
   (9.25% at May 3, 1997) secured by properties                      $  5,361,302   $  5,131,406   $  5,048,064

Note payable to insurance company, interest at 8%; secured by
   equipment and properties                                               921,297        654,132   $    561,467

Mortgage notes payable to insurance companies, interest at
   9.5% secured by the distribution center                              5,798,404      5,760,664   $  5,747,480

Congress Loan Agreement, interest at prime plus 1%
   (9.5% at May 3, 1997); secured primarily by inventory                4,875,000      4,185,000   $  7,715,000
                                                                     ------------   ------------   ------------
                                                                       16,956,003     15,731,202     19,072,011

Less current portion                                                      696,141        770,602        785,096
                                                                     ------------   ------------   ------------
Long-term portion                                                    $ 16,259,862   $ 14,960,600   $ 18,286,915
                                                                     ============   ============   ============

The Company has a $5.8 million mortgage note, secured by the Company's corporate office and distribution center in San Antonio, Texas. The mortgage note carries an interest rate of 9.5% per annum and requires monthly payments of principal and interest of $49,773 until December 2002, when the balance is due. The Company also has a note payable to MetLife Capital Corporation ("MetLife"), which is secured by various equipment and fixtures located at the corporate office and certain stores. The MetLife note carries an interest rate of 8.0% and requires equal monthly payments, including principal and interest, of $35,044 until September 1998, when the balance is due. The Company also has a term note payable to TCB which carries an interest rate of prime plus one-half percent and is due in equal monthly installments of principal and interest of $64,117 until January 1999, when the balance is due.

The Company entered into a loan agreement with Congress Financial Corporation (Southwest) ("Congress") on June 20, 1995. In May, 1997, the Company and Congress amended certain financial covenants in the loan agreement. Effective for the remaining term of the note the Company shall maintain minimum working capital of $3.25 million, minimum net worth of $800 thousand, and shall limit capital expenditures, net of insurance or other proceeds resulting from the disposal or sale of fixed assets, to $2.5 million for any fiscal year period. Under the terms of the loan agreement, which is in effect until July 1999, the Company may borrow up to its borrowing base as calculated pursuant to the loan agreement, which may not exceed $15.0 million. The proceeds of the loan may be used for letters of credit, working capital, and general corporate purposes. The loan as amended is a revolving loan with a borrowing base formula which limits the amount of available credit to 60% of the Company's eligible inventory during the period of March 1st through May 15th and September 1st through November 30th of each year and to 55% of the Company's eligible inventory during any other period less (i) a percentage of undrawn amounts on letters of credit and (ii) availability reserves established from time to time by the lender. In June, 1997 the Company and Congress amended the loan agreement and entered into a Standby Guarantee and Indemnification Agreement to facilitate supplemental borrowings in an amount equal to 3% of the Company's eligible inventory (not to exceed $350,000) from June 10, 1997 through December 10, 1997.The loan bears interest at prime plus 1%. In addition, the Company pays a commitment fee equal to 1/2% per annum of the amount of the unused facility. The loan is secured by substantially all the assets of the Company other than those subject to other existing liens.

Under the loan agreement, as amended, Congress may establish and revise availability reserves in its sole discretion to cover risks or events it perceives may affect its security under the loan or the business or prospects of the Company. The current availability reserve under the loan agreement approximates $560,000. As a result of the formula by which the borrowing base is calculated, an increase in availability reserves restricts the Company's access to borrowings under the credit facility. At May 3, 1997, the Company had approximately $1.3 million available to borrow on the line.

NOTE 4:

During the first quarter of fiscal 1997, the Company accrued $607,000 in store closing expense for the estimated future occupancy expenses related to three stores to be closed or operated in some reduced capacity in the second quarter of the fiscal year. This represents management's best estimate of the future rents due after the second quarter ($550,000), vacation pay, and miscellaneous travel and transportation costs associated with the closing/reductions.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                NUMBER OF STORES

                               FISCAL 1996             FISCAL 1997
                               -----------             -----------
Beginning of year                       29                      28
                               -----------             -----------

END OF FIRST QUARTER                    29                      28
                               ===========             ===========

RESULTS OF OPERATIONS

The following table sets forth certain financial data of the Company expressed as a percentage of net sales for the thirteen weeks (first quarter) ended
May 4, 1996 and May 3, 1997.



                           PERCENTAGE OF NET REVENUES


                                                         THIRTEEN WEEKS ENDED
                                                         --------------------
                                                           MAY 4,    MAY 3,
                                                            1996      1997
                                                         --------------------
Net Revenues                                               100.0%    100.0%
Cost of goods sold, including buying and distribution       70.7      71.3
                                                           -----     -----
costs
Gross Margin                                                29.3      28.7
Selling, general and administrative expenses                29.1      34.4
Store closing expense                                       --         3.1
Depreciation and amortization                                2.9       2.6
                                                           -----     -----
Operating Income (Loss)                                     (2.7)    (11.4)
Interest expense                                             1.7       2.0
                                                           -----     -----
(Loss) before provision for taxes                           (4.4)    (13.4)
Provision for income taxes                                  --        --
                                                           -----     -----
Net (Loss)                                                  (4.4)    (13.4)
                                                           =====     =====

            THIRTEEN WEEKS (FIRST QUARTER) ENDED MAY 4, 1996 VERSUS
                        THIRTEEN WEEKS ENDED MAY 3, 1997


Recent Developments

On May 29, 1997, the Company signed a lease for a new store in San Angelo, Texas, which it plans to open in late July. This will be a new and smaller market area than those served by the Company's existing stores, and will be a test of the Company's ability to operate a smaller store in a smaller market than it has historically, and to design a store to match a specific market. The store will be in a market with less direct competition from other, larger off-price retailers. The Company anticipates that such a store can be successful and provide a positive contribution to the Company's operating results.

In June, 1997 the Company and Congress entered into certain agreements to facilitate supplemental borrowings in an amount equal to 3% of the Company's eligible inventory (not to exceed $350,000) from June 10, 1997 through December 10, 1997. See Footnote 3 of Notes to Financial Statements.

Results of Operations

The Company's net revenues for the first quarter ended May 3, 1997 were $19.6 million as compared to $22.3 million during the first quarter of fiscal 1996. The majority of the sales decrease is attributable to a decline in comparable store sales of 11.5%. Management attributes the comparable store sales decrease principally to increased competitive pressures in its market areas, a poor Easter season, and an unseasonably cold April in south and south-central Texas where 20 of the Company's 28 stores are located.

Gross profit for the first quarter was $5.6 million in fiscal 1997 and $6.5 million for the same period in fiscal 1996, a decrease of $899,000. Of the decrease, $401,000 is attributable to the write down of merchandise associated with a store the Company will be closing and two stores the Company will either close or operate in a reduced capacity. The remaining decrease is primarily attributable to decreased sales. Gross profit as a percent of net revenues before the aforementioned write down was 1.4 percentage points higher than the prior year.

For the first quarter of fiscal 1997, selling, general and administrative expenses increased $267,000 to $6.7 million from $6.5 million in fiscal 1996. This is principally a result of increases in promotional and advertising expenses of $444,000, offset by a decrease in human resource costs of $184,000. Selling, general and administrative expenses as a percentage of revenues increased to 34.4% from 29.1% for the comparable period of the prior year. Due to the fixed nature of some of these expenses, SG&A as a percent of sales increases as sales decline.

During the first quarter of fiscal 1997, the Company accrued $607,000 in store closing expense for the estimated future occupancy expenses related to three stores to be closed or operated in some reduced capacity in the second quarter of the fiscal year.

Depreciation and amortization in the first quarter of fiscal 1997 decreased 21% to $510,000 from $644,000 in 1996 due to certain assets becoming fully depreciated during 1996, operating one less store in the first quarter of fiscal 1997 and the write down in fiscal 1996 of the property and equipment related to three stores to be closed or operated in some reduced capacity in the second quarter of the current fiscal year.

The Company incurred an operating loss of $2.2 million during the first quarter of fiscal 1997 as compared to an operating loss of $604,000 in fiscal 1996.

The Company recorded net interest expense for the first quarter of fiscal 1997 of $390,000 as compared to $369,000 during the first quarter of fiscal 1996. This was principally the result of increased borrowing on the Company's line of credit.

Liquidity and Capital Resources

Cash used by operating activities before reorganization items in the first quarter of fiscal 1997 was $2.7 million. This was primarily the result of the net loss ($2.6 million), increases in inventories ($3.7 million) and other current assets ($383,000), net of increases in accounts payable ($2.4 million) and accrued expenses ($1.2 million). The increase in accrued expenses was primarily the result of the reserve for store closing expense of $607,000. Capital expenditures were $185,000, consisting primarily of replenishment and refurbishment of existing equipment and facilities.

The Company has a $5.8 million mortgage note, secured by the Company's corporate office and distribution center in San Antonio, Texas. The mortgage note carries an interest rate of 9.5% per annum and requires monthly payments of principal and interest of $49,773 until December 2002, when the balance of $5.4 million is due. The Company also has a note payable to MetLife Capital Corporation ("MetLife"), which is secured by various equipment and fixtures located at the corporate office and certain stores. The MetLife note carries an interest rate of 8.0% and requires equal monthly payments, including principal and interest, of $35,044 until September 1998, when the balance of $35,000 is due. The Company also has a term note payable to TCB which carries an interest rate of prime plus one-half percent and is due in equal monthly installments of principal and interest of $64,117 until January 1999, when the balance of $4.5 million is due. The TCB note is secured by the Company's three owned store locations.

The Company entered into a loan agreement with Congress Financial Corporation (Southwest) ("Congress") on June 20, 1995. In May, 1997, the Company and Congress amended certain financial covenants in the loan agreement. Effective for the remaining term of the note the Company shall maintain minimum working capital of $3.25 million, minimum net worth of $800 thousand, and shall limit capital expenditures, net of insurance or other proceeds resulting from the disposal or sale of fixed assets, to $2.5 million for any fiscal year period. Under the terms of the loan agreement, which is in effect until July 1999, the Company may borrow up to its borrowing base as calculated pursuant to the loan agreement, which may not exceed $15.0 million. The proceeds of the loan may be used for letters of credit, working capital, and general corporate purposes. The loan as amended is a revolving loan with a borrowing base formula which limits the amount of available credit to 60% of the Company's eligible inventory during the period of March 1st through May 15th and September 1st through November 30th of each year and to 55% of the Company's eligible inventory during any other period less (i) a percentage of undrawn amounts on letters of credit and (ii) availability reserves established from time to time by the lender. In June, 1997 the Company and Congress amended the loan agreement and entered into a Standby Guarantee and Indemnification Agreement to facilitate supplemental borrowings in an amount equal to 3% of the Company's eligible inventory,(not to exceed $350,000) from June 10, 1997 through December 10, 1997. The loan bears interest at prime plus 1%. In addition, the Company pays a commitment fee equal to 1/2% per annum of the amount of the unused facility. The loan is secured by substantially all the assets of the Company other than those subject to other existing liens.

Under the loan agreement, as amended, Congress may establish and revise availability reserves in its sole discretion to cover risks or events it perceives may affect its security under the loan or the business or prospects of the Company. The current availability reserve under the loan agreement approximates $560,000. As a result of the formula by which the borrowing base is calculated, an increase in availability reserves restricts the Company's access to borrowings under the credit facility. In addition to the Congress credit facility, the Company is dependent upon short term trade credit as a source of inventory financing. Short term trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases and is either financed by the vendor or a third party factoring institution. The Company's inventories were $600,000 less at May 3, 1997 than the comparable period of fiscal 1996, and accounts payable increased $1.9 million. The $885,000 reduction in other current assets was primarily the result of eliminating advance payments to third-party factoring institutions.

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

The Company owns the real estate and improvements on which three of its Solo Serve stores in San Antonio, Texas are located and leases the remainder of its stores. During 1996, the Company listed all of its owned properties for sale, including the distribution center. The Company has entered into an earnest money contract providing for the sale and leaseback of one of its owned store locations, which contract is subject to a number of conditions. No assurances can be made that the transaction will close. The Company has received and is evaluating proposals on all of its remaining owned real estate. These proposals generally contemplate the sale/leaseback of the properties in question, although the Company may also consider outright sale of the properties under certain circumstances, including availability of suitable alternate locations. No assurance can be given that the pending proposals will result in definitive agreements relating to any of the remaining properties, and all of the properties are pledged to secure certain indebtedness of the Company. However, disposition of the Company's owned real estate on terms proposed by the Company would enhance the Company's liquidity and provide additional cash for operations.

In order to reduce chain-wide inventories, reduce debt and enhance its cash position, the Company will close one store in the second quarter of fiscal 1997. For the same reasons, the Company intends to close or operate in some reduced capacity, two additional stores, subject to satisfactory arrangements with landlords.

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


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

The following Exhibits are incorporated by reference to the filing indicated or are included following the Index to Exhibits:

Exhibit
Number                   Description of Exhibit
-------                  ----------------------
2.1    First Amended Plan of Reorganization of Solo Serve Corporation dated May
       17, 1995 (6)
2.2    Non-material Modifications to First Amended Plan of Reorganization of
       Solo Serve Corporation, entered July 6, 1995 (6)
3.1    Restated Certificate of Incorporation of the Company (7)
3.2    Certificate of Designation of Rights and Preferences of Preferred Stock
       (7)
3.3    Bylaws of the Company, as amended and restated (14)
4.1    Specimen Certificate for Common Stock of the Registrant (representing shares of common stock of the Company after giving effect to the previously reported 2-for-1 reverse split effected July 18, 1995) (9)
10.1   Registration Rights Agreement among General Atlantic Corporation, Robert
       J. Grimm and the Company (1)
10.2   Agreement Regarding Tax Consequences of Deconsolidation between the
       Company and General Atlantic Corporation (1)
10.3   Tax Allocation Agreement between the Company and General Atlantic
       Corporation (1)
10.4   Form of Indemnity Agreement between Directors, Executive Officers and the Company (1)
10.5   Associate Stock Purchase Plan of the Company (2)
10.6   Retirement Savings Plan and Trust of the Company (2)
10.7   Mortgage Note A, dated November 20, 1992, in principal amount of
       $4,940,000, with the Company as Maker and Nationwide Life Insurance
       Company as Holder (2)
10.8   Mortgage Note B, dated November 20, 1992, in principal amount of
       $1,000,000, with the Company as Maker and Employers Life Insurance
       Company of Wausau as Holder (2)
10.9   Asset Purchase Agreement between the Company and Ross Stores, Inc. (3)
10.10  Employment Agreement between the Company and David P. Dash (4)+
10.11  Employment Agreement between the Company and Robert J. Grimm, as amended
       (5)+
10.12  Subscription Agreement between the Company and General Atlantic
       Corporation (7)
10.13  Solo Serve Corporation 1995 Stock Incentive Plan (8) +
10.14  Solo Serve Corporation Director Stock Option Plan (8) +
10.15  Escrow Agreement, dated July 18, 1995, by and between Texas Commerce
       Bank, National Association, Borrower, General Atlantic Corporation and
       the Official Committee of Unsecured Creditors of Solo Serve Corporation
       (7)
10.16  Loan and Security Agreement, dated as of June 20, 1995, by and between
       Solo Serve Corporation and Congress Financial Corporation (Southwest)
       (7)
10.17  Amended Loan and Security Agreement, dated July 18, 1995, by and between
       Solo Serve Corporation and MetLife Capital Corporation (8)
10.18  Loan Modification Agreement, dated July 18, 1995, by and among Solo
       Serve Corporation, Nationwide Life Insurance Company, and Employers Life
       Insurance Company (8)
10.19  Promissory Note, dated July 31, 1995, in principal amount of $5,565,000, with the Company as Maker, and Texas Commerce Bank National Association
       as Holder (8)
10.20  Loan Modification Agreement, dated October 27, 1995, by and between Solo
       Serve Corporation and Congress Financial Corporation (Southwest) (9)

10.21  Employment Agreement between the Company and Timothy L. Grady (9) +
10.22  Employment Agreement between the Company and Janet Pollock (9) +
10.23  Consulting Services Agreement between the Company and Robert J. Grimm
       (10) +
10.24  Second Amendment to Loan and Security Agreement, dated January 31, 1996, by and between Solo Serve Corporation and Congress Financial Corporation
       (Southwest) (11)
10.25  Letter Agreement dated January 23, 1996 by and between the Company and
       MetLife Capital Corporation modifying the Loan and Security Agreement between the Company and MetLife Capital Corporation, as amended on July
       18, 1995 (11)
10.26  Amendment No. 3 to Loan and Security Agreement by and between Solo Serve
       Corporation and Congress Financial Corporation (Southwest) dated June
       26, 1996 (12)
10.27  Letter of Credit and Security Agreement between Solo Serve Corporation and General Atlantic Corporation dated as of June 26, 1996 (12)
10.28  Intercreditor and Subordination Agreement between Congress Financial
       Corporation (Southwest) and General Atlantic Corporation dated as of
       June 26, 1996, as acknowledged and agreed to by Solo Serve Corporation
       (12)
10.29  Consulting Agreement between the Company and Charles Siegel (13) +
10.30  Employment Agreement between the Company and Charles Siegel (13) +
10.31  Amendment No. 4 to Loan and Security Agreement by and between Solo Serve
       Corporation and Congress Financial Corporation (Southwest) dated as of
       September 1, 1996 (13)
10.32  Amendment No. 5 to Loan and Security Agreement by and between Solo Serve
       Corporation and Congress Financial Corporation (Southwest) dated as of
       March 31, 1997 (14)
10.33  Letter Agreement dated March 28, 1997 by and between the Company and
       MetLife Capital Corporation modifying the Loan and Security Agreement between the Company and MetLife Capital Corporation, as amended on July
       18, 1995 (14)
10.34  Letter Agreement dated July 8, 1996 by and between the Company and Ross
       E. Bacon.(14) +
10.35  Amendment No. 6 to Loan and Security Agreement by and between Solo Serve
       Corporation and Congress Financial Corporation (Southwest) dated as of
       May 19, 1997 (14)
10.36  Agency Agreement by and between Solo Serve Corporation and Hilco/Great
       American Group dated May 7, 1997, as amended together with related agreements *
10.37  Amendment No. 7 to Loan and Security Agreement by and between Solo Serve
       Corporation and Congress Financial Corporation (Southwest) dated June
       16, 1997 *
10.38  Standby Guarantee and Indemnification Agreement by and between Solo
       Serve Corporation and Congress Financial Corporation (Southwest) dated
       June 16, 1997 *
15     Independent Accountant's Awareness Letter *
27     Financial Data Schedule *
99     Review Report of Price Waterhouse *

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

         (8) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 29, 1995.
         (9) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended October 28, 1995.
         (10) Incorporated by reference to the Exhibits filed to the Company's Annual Report on Form 10-K for the Fiscal Year ended February 3, 1996.
         (11) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for February 8, 1996.
         (12) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for July 2, 1996.
         (13) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended August 3, 1996.
         (14) Incorporated by reference to the Exhibits filed to the Company's Annual Report on Form 10-K for the Fiscal Year ended February 1, 1997.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                      SOLO SERVE CORPORATION


                                      By: /s/Charles Siegel
                                          -----------------------------------
                                          Charles Siegel,
                                          President and Chief Executive Officer


                                      By: /s/Ross E. Bacon
                                          -----------------------------------
                                          Ross E. Bacon,
                                          Executive Vice President and
                                          Chief Operating and Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number                       Description of Exhibit
-------                      ----------------------
2.1    First Amended Plan of Reorganization of Solo Serve Corporation dated May
       17, 1995 (6)
2.2    Non-material Modifications to First Amended Plan of Reorganization of
       Solo Serve Corporation, entered July 6, 1995 (6)
3.1    Restated Certificate of Incorporation of the Company (7)
3.2    Certificate of Designation of Rights and Preferences of Preferred Stock
       (7)
3.3    Bylaws of the Company, as amended and restated (14)
4.1    Specimen Certificate for Common Stock of the Registrant (representing shares of common stock of the Company after giving effect to the previously reported 2-for-1 reverse split effected July 18, 1995) (9)
10.1   Registration Rights Agreement among General Atlantic Corporation, Robert
       J. Grimm and the Company (1)
10.2   Agreement Regarding Tax Consequences of Deconsolidation between the
       Company and General Atlantic Corporation (1)
10.3   Tax Allocation Agreement between the Company and General Atlantic
       Corporation (1)
10.4   Form of Indemnity Agreement between Directors, Executive Officers and the Company (1)
10.5   Associate Stock Purchase Plan of the Company (2)
10.6   Retirement Savings Plan and Trust of the Company (2)
10.7   Mortgage Note A, dated November 20, 1992, in principal amount of
       $4,940,000, with the Company as Maker and Nationwide Life Insurance
       Company as Holder (2)
10.8   Mortgage Note B, dated November 20, 1992, in principal amount of
       $1,000,000, with the Company as Maker and Employers Life Insurance
       Company of Wausau as Holder (2)
10.9   Asset Purchase Agreement between the Company and Ross Stores, Inc. (3)
10.10  Employment Agreement between the Company and David P. Dash (4)+
10.11  Employment Agreement between the Company and Robert J. Grimm, as amended
       (5)+
10.12  Subscription Agreement between the Company and General Atlantic
       Corporation (7)
10.13  Solo Serve Corporation 1995 Stock Incentive Plan (8) +
10.14  Solo Serve Corporation Director Stock Option Plan (8) +
10.15  Escrow Agreement, dated July 18, 1995, by and between Texas Commerce
       Bank, National Association, Borrower, General Atlantic Corporation and
       the Official Committee of Unsecured Creditors of Solo Serve Corporation
       (7)
10.16  Loan and Security Agreement, dated as of June 20, 1995, by and between
       Solo Serve Corporation and Congress Financial Corporation (Southwest)
       (7)
10.17  Amended Loan and Security Agreement, dated July 18, 1995, by and between
       Solo Serve Corporation and MetLife Capital Corporation (8)
10.18  Loan Modification Agreement, dated July 18, 1995, by and among Solo
       Serve Corporation, Nationwide Life Insurance Company, and Employers Life
       Insurance Company (8)
10.19  Promissory Note, dated July 31, 1995, in principal amount of $5,565,000, with the Company as Maker, and Texas Commerce Bank National Association
       as Holder (8)
10.20  Loan Modification Agreement, dated October 27, 1995, by and between Solo
       Serve Corporation and Congress Financial Corporation (Southwest) (9)

10.21  Employment Agreement between the Company and Timothy L. Grady (9) +
10.22  Employment Agreement between the Company and Janet Pollock (9) +
10.23  Consulting Services Agreement between the Company and Robert J. Grimm
       (10) +
10.24  Second Amendment to Loan and Security Agreement, dated January 31, 1996, by and between Solo Serve Corporation and Congress Financial Corporation
       (Southwest) (11)
10.25  Letter Agreement dated January 23, 1996 by and between the Company and
       MetLife Capital Corporation modifying the Loan and Security Agreement between the Company and MetLife Capital Corporation, as amended on July
       18, 1995 (11)
10.26  Amendment No. 3 to Loan and Security Agreement by and between Solo Serve
       Corporation and Congress Financial Corporation (Southwest) dated June
       26, 1996 (12)
10.27  Letter of Credit and Security Agreement between Solo Serve Corporation and General Atlantic Corporation dated as of June 26, 1996 (12)
10.28  Intercreditor and Subordination Agreement between Congress Financial
       Corporation (Southwest) and General Atlantic Corporation dated as of
       June 26, 1996, as acknowledged and agreed to by Solo Serve Corporation
       (12)
10.29  Consulting Agreement between the Company and Charles Siegel (13) +
10.30  Employment Agreement between the Company and Charles Siegel (13) +
10.31  Amendment No. 4 to Loan and Security Agreement by and between Solo Serve
       Corporation and Congress Financial Corporation (Southwest) dated as of
       September 1, 1996 (13)
10.32  Amendment No. 5 to Loan and Security Agreement by and between Solo Serve
       Corporation and Congress Financial Corporation (Southwest) dated as of
       March 31, 1997 (14)
10.33  Letter Agreement dated March 28, 1997 by and between the Company and
       MetLife Capital Corporation modifying the Loan and Security Agreement between the Company and MetLife Capital Corporation, as amended on July
       18, 1995 (14)
10.34  Letter Agreement dated July 8, 1996 by and between the Company and Ross
       E. Bacon.(14) +
10.35  Amendment No. 6 to Loan and Security Agreement by and between Solo Serve
       Corporation and Congress Financial Corporation (Southwest) dated as of
       May 19, 1997 (14)
10.36  Agency Agreement by and between Solo Serve Corporation and Hilco/Great
       American Group dated May 7, 1997, as amended together with related agreements *
10.37  Amendment No. 7 to Loan and Security Agreement by and between Solo Serve
       Corporation and Congress Financial Corporation (Southwest) dated June
       16, 1997 *
10.38  Standby Guarantee and Indemnification Agreement by and between Solo
       Serve Corporation and Congress Financial Corporation (Southwest) dated
       June 16, 1997 *
15     Independent Accountant's Awareness Letter *
27     Financial Data Schedule *
99     Review Report of Price Waterhouse *

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

         (8) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 29, 1995.
         (9) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended October 28, 1995.
         (10) Incorporated by reference to the Exhibits filed to the Company's Annual Report on Form 10-K for the Fiscal Year ended February 3, 1996.
         (11) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for February 8, 1996.
         (12) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for July 2, 1996.
         (13) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended August 3, 1996.
         (14) Incorporated by reference to the Exhibits filed to the Company's Annual Report on Form 10-K for the Fiscal Year ended February 1, 1997.