Form 10-Q
period 1997-08-03
SOLO SERVE CORP
filed 1997-09-16
CIK 884941

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly period ended August 2, 1997
                                       OR
         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the Transition period from _____________ to_______________

                         Commission file number 0-19994

                             SOLO SERVE CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                     74 - 2048057
(State or other jurisdiction of incorporation              (I.R.S. Employer
             or organization)                             Identification No.)

                 1610 Cornerway Blvd., San Antonio, Texas 78219
                    (Address of principal executive offices)

                                 (210) 662-6262
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X          NO
   -----          -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 2, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES             NO
   -----          -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the issuer's Common Stock, par value $.01 per share, and Preferred Stock, par value $.01 per share, outstanding as of September 10, 1997, were 2,856,126 and 1,388,889 shares, respectively. Affiliates of the registrant held 1,307,500 shares of the Common Stock, and all of the Preferred Stock, outstanding on September 10, 1997.

                                     INDEX


                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
ITEM 1.   Financial Statements ...............................................3

          Balance Sheets, August 3, 1996 (unaudited),
          February 1, 1997 and August 2, 1997 (unaudited).....................3

          Statements of Operations, thirteen and twenty-six weeks
          ended August 3, 1996 (unaudited) and August 2, 1997 (unaudited).....4

          Statements of Cash Flows, twenty-six weeks
          ended August 3, 1996 (unaudited) and August 2, 1997 (unaudited).....5

          Notes to Financial Statements
          (unaudited).........................................................6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................9


                          PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings..................................................14

ITEM 6.   Exhibits and Reports on Form 8 - K.................................14

          Signatures.........................................................17


                                     PART I
ITEM I. Financial Statements

                             SOLO SERVE CORPORATION
                                 BALANCE SHEETS


                                                        AUGUST 3,        FEBRUARY 1,         AUGUST 2,
                                                          1996               1997              1997
                                                       ------------      ------------      ------------
        ASSETS                                         (unaudited)                         (unaudited)
CURRENT ASSETS:
     Cash                                              $  1,716,647      $  1,065,564      $  1,795,409
     Inventory                                           15,001,347        11,107,938        13,661,082
     Other current assets                                 2,950,302           988,469         1,697,564
                                                       ------------      ------------      ------------
        Total current assets                             19,668,296        13,161,971        17,154,055

Property and equipment, net                              14,600,115        12,935,322        12,354,342
Goodwill and service marks, net                             350,000           290,000           230,000
                                                       ------------      ------------      ------------

        TOTAL ASSETS                                   $ 34,618,411      $ 26,387,293      $ 29,738,397
                                                       ============      ============      ============


        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                 $    711,836      $    770,602      $    790,259
     Accounts payable                                     4,853,592         3,983,898         7,245,054
     Accrued expenses                                     4,105,127         2,339,615         2,973,629
                                                       ------------      ------------      ------------
        Total current liabilities                         9,670,555         7,094,115        11,008,942

Long-term debt                                           16,769,629        14,960,600        17,501,487
Postretirement benefit obligation                           555,200                --                --
                                                       ------------      ------------      ------------

        Total Liabilities                                26,995,384        22,054,715        28,510,429
                                                       ============      ============      ============

STOCKHOLDERS' EQUITY:
     Preferred stock                                         13,889            13,889            13,889
     Common stock                                            28,562            28,562            28,562
     Capital in excess of par value                      24,410,290        24,410,290        24,410,290
     Retained deficit                                   (16,829,714)      (20,120,163)      (23,224,773)
                                                       ------------      ------------      ------------

        TOTAL STOCKHOLDERS' EQUITY                        7,623,027         4,332,578         1,227,968
                                                       ------------      ------------      ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 34,618,411      $ 26,387,293      $ 29,738,397
                                                       ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                   THIRTEEN WEEKS ENDED               TWENTY-SIX WEEKS ENDED
                                             --------------------------------    --------------------------------
                                                AUGUST 3,         AUGUST 2,         AUGUST 3,          AUGUST 2,
                                                  1996              1997              1996               1997
                                              ------------      ------------      ------------      ------------
Net Revenues                                  $ 26,069,877      $ 21,365,340      $ 48,329,847      $ 40,968,311
Cost of goods sold (including buying and
     distribution, excluding depreciation
     shown below)                               18,501,996        15,099,928        34,246,327        29,085,986
                                              ------------      ------------      ------------      ------------

Gross Profit                                     7,567,881         6,265,412        14,083,520        11,882,325
Selling, general, and administrative
     expense                                     7,764,277         5,991,440        14,240,293        12,733,145

Store Closures                                          --          (208,000)               --           399,000
Depreciation and amortization expenses             624,964           491,953         1,268,859         1,002,277
                                              ------------      ------------      ------------      ------------
Operating loss                                    (821,360)           (9,981)       (1,425,632)       (2,252,097)

Interest expense                                   399,788           463,731           768,350           853,657
                                              ------------      ------------      ------------      ------------
Net income (loss)                             $ (1,221,148)     $   (473,712)     $ (2,193,982)     $ (3,105,754)
                                              ============      ============      ============      ============
Loss per Common Share                         $       (.43)     $       (.17)     $       (.77)     $      (1.09)
                                              ============      ============      ============      ============
Weighted average common shares
     outstanding                                 2,856,126         2,856,126         2,856,126         2,856,126
                                              ============      ============      ============      ============



   The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                         TWENTY-SIX WEEKS ENDED
                                                                   AUGUST 3, 1996    AUGUST 2, 1997
                                                                   --------------    --------------
NET LOSS                                                            $ (2,193,982)     $ (3,105,754)
ADJUSTMENTS TO RECONCILE NET LOSS TO CASH FROM OPERATIONS:
   Depreciation and Amortization                                       1,268,860         1,002,277
   Loss on retirement of property                                             --             1,141
   Changes in Assets and Liabilities:
        (Increase) decrease in Inventory                                (791,167)       (2,553,144)
        (Increase) decrease in Other Current Assets                     (676,672)         (709,094)
        Increase (decrease) in Accounts Payable                        1,426,655         3,261,155
        Increase (decrease) in Accrued Expenses                          895,117           634,013
        Increase (decrease) in Non Current Liabilities                   (10,000)               --
                                                                    ------------      ------------
        Total adjustments                                              2,112,793         1,636,348
                                                                    ------------      ------------
        Net cash used in operations before reorganization items          (81,189)       (1,469,406)

OPERATING CASH FLOW FROM REORGANIZATION ITEMS:
        Payment on allowed claims                                       (460,612)               --
                                                                    ------------      ------------
        Net cash used in operations:                                    (541,801)       (1,469,406)
                                                                    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Investment in property & equipment                              (174,709)         (361,293)
                                                                    ------------      ------------
CASH USED IN INVESTING ACTIVITIES                                       (174,709)         (361,293)
                                                                    ------------      ------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
        Borrowings under line of credit agreement                     52,798,998        44,866,660
        Payments under line of credit agreement                      (50,788,998)      (41,931,660)
        Payments on long-term debt                                      (348,370)         (374,456)
                                                                    ------------      ------------
        Net cash provided by financing activities                      1,661,630         2,560,544
                                                                    ------------      ------------

NET INCREASE (DECREASE) IN CASH                                          945,120           729,845
CASH AT BEGINNING OF YEAR                                                771,527         1,065,564
                                                                    ------------      ------------
CASH AT END OF PERIOD                                               $  1,716,647      $  1,795,409
                                                                    ============      ============

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
        Interest                                                    $    752,696      $    815,796




   The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1:

The financial statements as of August 3, 1996 and August 2, 1997, and for the thirteen and twenty-six week periods ended August 3, 1996 and August 2, 1997, are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of Solo Serve Corporation (the "Company") as of August 2, 1997, and the results of operations and cash flows for the periods presented. Such adjustments are of a normal and recurring nature. The results of operations for the thirteen-week period and the twenty-six week period may not necessarily be indicative of the operating results for a full year or of future operations. These unaudited financial statements should be read in conjunction with consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

With respect to the unaudited financial information of the Company as of August 3, 1996 and August 2, 1997 and for the thirteen and twenty-six weeks ended August 3, 1996 and August 2, 1997, Price Waterhouse LLP has made a review (based on procedures adopted by the American Institute of Certified Public Accountants) and not an audit, as set forth in their separate report appearing as Exhibit 99.

NOTE 2:

The Company has continued to experience operating losses and lower than anticipated sales during the second quarter. The Company's business has been affected by a number of factors, including less promotional activities than in the comparable period of fiscal 1996; the effect of credit concerns on the Company's ability to acquire certain types of inventory; reduction or elimination of certain merchandise categories, including shoes and jewelry; and increased competition as competitors have opened additional stores in certain of the market areas served by the Company's stores. Many of these factors are not within the Company's control.

In response to these conditions, management has formulated a plan which includes restructuring its lending arrangements and completing other transactions (see Note 5) and is exploring the opportunities associated with opening stores in markets smaller than it has traditionally served. If current plans to improve overall financial performance and meet liquidity requirements are not successful, the Company would consider other alternatives designed to enhance liquidity, including additional debt or equity financings, or other strategic alternatives. There are no assurances that the Company will be successful in its efforts to improve operations and return the Company to profitability.

NOTE 3:

Long-term debt consists of the following:

                                                                        AUGUST 3, 1996     FEBRUARY 1, 1997    AUGUST 2, 1997
                                                                        --------------     ----------------    --------------
Notes payable to bank, interest at prime plus 1/2%
    (9.25% at August 2, 1997) secured by properties                      $ 5,286,335         $ 5,131,406         $ 4,970,827

Note payable to insurance company, interest at 8%; secured by
    equipment and properties                                                 834,013             654,132         $   466,937

Mortgage notes payable to insurance companies, interest at 9.5%;
    secured by the distribution center                                     5,786,117           5,760,664         $ 5,733,982

Congress Loan Agreement, interest at prime plus 1%
    (9.5% at August 2, 1997); secured primarily by inventory               5,575,000           4,185,000         $ 7,120,000
                                                                         -----------         -----------         -----------
                                                                          17,481,465          15,731,202          18,291,746

Less current portion                                                         711,836             770,602             790,259
                                                                         -----------         -----------         -----------

Long-term portion                                                        $16,769,629         $14,960,600         $17,501,487
                                                                         ===========         ===========         ===========

The Company has a $5.8 million mortgage note, secured by its corporate office and distribution center in San Antonio, Texas. The mortgage note carries an interest rate of 9.5% per annum and requires monthly payments of principal and interest of $49,773 until December 2002, when the remaining principal balance of $5.4 million is due. The Company also has a note payable to MetLife Capital Corporation ("MetLife"), which is secured by various equipment and fixtures located at the corporate office and certain stores. The MetLife note carries an interest rate of 8.0% and requires equal monthly payments, including principal and interest, of $35,044 until September 1998, when the remaining principal balance of $35,000 is due. The Company also has a term note payable to Texas Commerce Bank ("TCB") which carries an interest rate of prime plus one-half percent and is due in equal monthly installments of principal and interest of $64,117 until January 1999, when the remaining principal balance of $4.5 million is due. The TCB note is secured by the Company's three owned store locations.

The Company entered into a loan agreement with Congress Financial Corporation (Southwest) ("Congress") on June 20, 1995 which has been amended several times. In May 1997, the Company and Congress amended certain financial covenants in the loan agreement. As amended, effective for the remaining term of the note the Company is obligated to maintain minimum working capital of $3.25 million, minimum net worth of $800 thousand, and to limit capital expenditures, net of insurance or other proceeds resulting from the disposal or sale of fixed assets, to $2.5 million for any fiscal year period. Under the terms of the loan agreement, which is in effect until July 1999, the Company may borrow up to its borrowing base as calculated pursuant to the loan agreement, which may not exceed $15.0 million. The proceeds of the loan may be used for letters of credit, working capital, and general corporate purposes. The loan as amended is a revolving loan with a borrowing base formula which limits the amount of available credit to 60% of the Company's eligible inventory during the period of March 1st through May 15th and September 1st through November 30th of each year and to 55% of the Company's eligible inventory during any other period less (i) a percentage of undrawn amounts on letters of credit and (ii) availability reserves established from time to time by the lender. In June, 1997 the Company and Congress again amended the loan agreement and entered into a Standby Guarantee and Indemnification Agreement to facilitate supplemental borrowings in an amount equal to 3% of the Company's eligible inventory, (not to exceed $350,000) from June 10, 1997 through December 10, 1997. The loan bears interest at prime plus 1%. In addition, the Company pays a commitment fee equal to 1/2% per annum of the unused principal balance of the loan less than $10,000,000. The loan is secured by substantially all the assets of the Company other than those subject to other existing liens.

Under the loan agreement, as amended, Congress may establish and revise availability reserves in its sole discretion to cover risks or events it perceives may affect its security under the loan or the business or prospects of the Company. The current availability reserve under the loan agreement approximates $650,000. As a result of the formula by which the borrowing base is calculated, an increase in availability reserves restricts the Company's access to borrowings under the credit facility. In addition to the Congress credit facility, the Company is dependent upon short-term trade credit as a source of inventory financing. Short term trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases and is either financed by the vendor or a third party factoring institution. The Company's inventories were $1.3 million less at August 2, 1997 than at the end of the comparable period of fiscal 1996, and accounts payable increased $2.3 million. The $1.3 million reduction in other current assets was primarily the result of eliminating advance payments to third-party factoring institutions.

See Note 5.

NOTE 4:

During the first quarter of fiscal 1997, the Company accrued $607,000 in store closing expense for the estimated future occupancy costs related to three stores to be closed or in which operations were to be significantly reduced in the second quarter of the fiscal year. These amounts represented management's best estimates of the future rents due after the second quarter ($550,000), vacation pay, and miscellaneous travel and transportation costs associated with the closings. During the second quarter of fiscal 1997, the Company decided to continue operations at one of the stores (Baton Rouge) in a reduced capacity as a clearance outlet. Accordingly, the accrued store closing expense related to this store ($208,000) was reversed and ongoing operating expenses will be expensed as incurred in the store operations.

NOTE 5:

On September 8, 1997, the Company entered into a binding commitment letter with Sanwa Business Credit Corporation ("Sanwa") pursuant to which Sanwa has agreed to provide the Company up to $12 million in a revolving credit facility to replace the Congress credit facility described above. The loan will bear interest at Sanwa's prime rate plus 1% floating, unless the Company defaults under the loan, in which case the default rate under the loan is prime plus 3% (as reported in the Wall Street Journal). The loan will mature three (3) years after the closing date. Principal will be due at maturity and interest only shall be due and payable in monthly installments. The loan facility may be prepaid in full (but not in part) upon thirty (30) days prior written notice. If prepaid on or before the first anniversary, there is a three percent (3%) pre-payment penalty and a one percent (1%) prepayment penalty thereafter.

The advance rate under the Sanwa credit facility would be in an amount equal to 70% of the Company's eligible inventory during the period May 1 through December 10 of each year and 65% of eligible inventory at all other times. Within the loan facility, the Company may obtain up to $2 million of letters of credit. If this letter of credit facility is utilized, Sanwa will charge two percent (2%) per annum on the undrawn face amount of letters of credit. Outstanding letters of credit reduce the loan availability under the revolving loan dollar for dollar. In addition to advances made based upon the percentage of eligible inventory, Sanwa will make available an additional $750,000 upon receipt of a letter of credit in such amount from General Atlantic, which General Atlantic has agreed to issue, subject to appropriate documentation, for a term extending through December 31, 1998. In consideration for General Atlantic's agreement to provide the $750,000 standby letter of credit to Sanwa, the Company would grant to General Atlantic a second lien security interest (subordinated to Sanwa) on the assets of the Company pledged to Sanwa.

A fee of $192,000 is payable to Sanwa at the closing. A non-refundable commitment fee of $25,000 was paid in connection with the acceptance of the commitment. The commitment fee will be credited against the closing fee. A cancellation fee of $150,000 is payable if the loan does not close for any reason other than a default by Sanwa and the Company obtains financing from a party other than Sanwa under terms and conditions pursuant to which Sanwa is willing to make the loan. A servicing fee of $2,000 per month is payable monthly in advance while the loan is in effect and an unused line fee is payable monthly in arrears equal to one-half of 1% per annum based on the average daily unused principal balance of the revolving loan less than $10 million. All out-of-pocket expenses incurred by Sanwa are to be fully paid by the Company whether or not the loan closes. The loan will be secured by a first perfected security interest in all of the Company's accounts receivable, inventory and personal property, except for the property subject to liens in favor of MetLife Capital Corporation.

The proposed credit facility is subject to customary conditions, including negotiation and execution of final documents. Management expects the proposed new credit facility to be consummated before the end of September 1997. The commitment letter expires October 9, 1997. The final loan documents are expected to contain customary affirmative covenants, negative covenants, events of default and other similar terms for asset-based loans of this type, including a lock box/blocked account agreement with all of the Company's banks. The loan documents will contain financial covenants tested quarterly beginning January 31, 1998 requiring the Company to maintain specified Interest Coverage Ratios for various periods and specified minimum Net Worth on designated dates through the maturity of the loan. For the 3 month fiscal period ending on or about January 31, 1998, and for the 6 month fiscal period ending on or about April 30, 1998, the Interest Coverage Ratio, as defined in the commitment letter, is required to be 2.40 : 1.0 and 1.15 : 1.0, respectively. The Company is required to maintain minimum Net Worth of $1,200,000 and $550,000, respectively, at January 31, 1998 and April 30, 1998. The Sanwa commitment defines "Net Worth" as assets less liabilities, plus the amount of the Siegel loan described below. For quarterly periods after April 30, 1998, the designated Interest Coverage Ratio and Net Worth requirements increase in accordance with the schedule set forth in the commitment letter.

In a related transaction, Charles M. Siegel, President and Chief Executive Officer of the Company, and a related family trust have agreed to loan the Company an aggregate amount of $500,000 in addition to the Sanwa credit facility, which loan would be subordinated to the Sanwa Credit Facility (the "Siegel loan"). The loan would bear interest at a rate of prime plus 1%, and would require monthly payments of interest only for a period of five years, at which time the principal would become due. The Company may not repay any principal without Sanwa's prior consent and may make interest payments to Mr. Siegel only if there is no existing default by the Company under the Sanwa credit facility. Consummation of the Siegel loan is a condition of Sanwa's obligation to make the Sanwa credit facility available to the Company.

Additionally, the Company has been advised that General Atlantic Corporation has agreed to sell to Charles M. Siegel the Common Stock of the Company it currently owns. Upon consummation of this transaction, Mr. Siegel will own 1,255,000 shares of the Company's common stock, or approximately 30% of the aggregate voting stock of the Company. General Atlantic Corporation will continue to own 1,388,889 shares of the Company's Preferred Stock, which represents approximately 33% of the aggregate voting stock of the Company. In both cases, the percentages of voting shares reported are exclusive of options outstanding.

Contemporaneously with the proposed transactions described above, the Company intends to enter into a modified employment agreement with Mr. Siegel pursuant to which Mr. Siegel would continue to serve as President and Chief Executive Officer of the Company for a period of five years at an initial base salary of $312,000 per year, subject to a 4% per annum increase each September during the employment term. The agreement also would provide for a bonus of $30,000 payable in April 1998 and in April 1999 and deferred compensation in an aggregate amount up to twice Siegel's base salary under his current employment agreement, vesting 15%, 30%, 45%, 60%, and 100%, respectively, over the five year term of the proposed Agreement. The amended employment agreement would also provide for severance pay of up to two years base salary as severance if he is terminated by the Company without Cause, as that term is defined in the Agreement.

ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                NUMBER OF STORES

                                    FISCAL 1996   FISCAL 1997
                                    -----------   -----------
Beginning of year                         29            28
Closed                                    --            (2)
Opened                                    --             1
                                       -----         -----
END OF SECOND QUARTER                     29            27
                                       =====         =====

RESULTS OF OPERATIONS

The following table sets forth certain financial data of the Company expressed as a percentage of net sales for the thirteen weeks and twenty-six weeks ended August 3, 1996 and August 2, 1997.


                                                 PERCENTAGE OF NET SALES

                                                        THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS  ENDED
                                                   AUGUST 3, 1996  AUGUST 2, 1997  AUGUST 3, 1996  AUGUST 2, 1997
                                                   --------------  --------------  --------------  --------------
Net Revenues                                           100.0%          100.0%          100.0%          100.0%
Cost of goods sold, including buying and
    distribution costs                                  71.0            70.7            70.9            71.0
                                                     -------         -------         -------         -------
Gross Profit                                            29.0            29.3            29.1            29.0
Selling, general and administrative expenses            29.8            28.0            29.5            31.0
Store closing expense                                   --              (1.0)           --               1.0
Depreciation and amortization                            2.4             2.3             2.5             2.5
                                                     -------         -------         -------         -------
Operating Income (Loss)                                 (3.2)           (0.0)           (2.9)           (5.5)
Interest expense                                         1.5             2.2             1.6             2.1
                                                     -------         -------         -------         -------
Net Income (Loss)                                       (4.7)%          (2.2)%          (4.5)%          (7.6)%
                                                     =======         =======         =======         =======

   THIRTEEN WEEKS (SECOND QUARTER) AND TWENTY-SIX WEEKS (YEAR-TO-DATE) ENDED AUGUST 2, 1997 VERSUS THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED AUGUST 3, 1996

Recent Developments

During the second quarter, the Company opened a new store in San Angelo, Texas, and management is pleased with its early results. Management believes that there may be opportunities for the Company in markets smaller than those historically served by the Company, where the Company expects to face less direct competition from larger off-price retailers and can operate under a lower expense structure than that generally required by the Company's stores located in metropolitan areas. On August 21, 1997, the Company entered into a lease for a new store in Brownwood, Texas, which it plans to open in late October. Management believes that Brownwood is a market similar to San Angelo and consistent with the Company's plan to explore opportunities in smaller markets.

Results of Operations

The Company's net revenues for the second quarter and year-to-date period ended August 2, 1997 were $21.4 million and $41.0 million, respectively, as compared to $26.1 million and $48.3 million in the prior year. The majority of the second quarter and year-to-date sales decreases are attributable to a greater than anticipated decline in comparable store sales of 19.2% and 14.7%, respectively. Management attributes the greater than expected comparable store sales decreases during the second quarter to a number of factors, including less promotional activities than in the comparable period of fiscal 1996; the effect of credit concerns on the Company's ability to acquire certain types of inventory; reduction or elimination of certain merchandise categories, including shoes and jewelry; and increased competition as competitors have opened additional stores in certain of the market areas served by the Company's stores.

Gross profit for the second quarter of 1997 decreased by $1.3 million to $6.3 million from $7.6 million in the second quarter of the prior year. Gross profit for the first half of 1997 decreased $2.2 million to $11.9 million from $14.1 million during the comparable period of the prior year. The decreased gross profit during the first half of 1997 resulted principally from the decline in sales during the period.

For the second quarter of fiscal 1997, selling, general and administrative expenses decreased $1.8 million to $6.0 million from $7.8 million in 1996. For the same period, selling , general and administrative expenses as a percentage of sales decreased from 29.8% to 28.0% from the comparable period of the prior year. For the first half of fiscal 1997, selling, general and administrative expenses decreased $1.5 million to $12.7 million from $14.2 million in 1996. These reductions in expenses are due primarily to a decrease in professional and consulting fees and a decrease in human resource expenses as a result of reductions in staff levels from fiscal 1996. Selling, general and administrative expenses as a percentage of sales increased to 31.0% from 29.5% for the comparable twenty-six week period of the prior year, principally due to the decrease in net sales not being fully offset by decreases in expenses in the first quarter of 1997.

Depreciation and amortization in the second quarter of 1997 decreased 21% to $492,000 from $625,000 for the same period in 1996. Depreciation and amortization for the twenty-six weeks ended August 2, 1997 decreased 23% to $1.0 million from $1.3 million during the comparable period in 1996. This was due to certain assets becoming fully depreciated in 1996 and the write-down in 1996 of assets associated with closing stores.

The Company recorded operating losses of $10,000 and $2.3 million for the thirteen and twenty-six weeks ended August 2, 1997, respectively. This is compared to operating losses of $821,000 and $1.4 million for the thirteen and twenty-six weeks ended August 3, 1996. The increased loss for the 1997 year-to-date period over the comparable period of 1996 is partly due to store closing expense of $399,000 in the current year.

The Company recorded net interest expense for the second quarter of 1997 of approximately $464,000 as compared to $400,000 during the second quarter of 1996. This was primarily the result of increased borrowing under the Company's line of credit.

Liquidity and Capital Resources

Cash used by operating activities before reorganization items in the second quarter of fiscal 1997 was $1.5 million. This was primarily the result of the net loss ($3.1 million), increases in inventories ($2.6 million) and other current assets ($709,000), net of increases in accounts payable ($3.3 million) and accrued expenses ($634,000). The increase in accrued expenses was primarily the result of the reserve for store closing expense of $510,000. Capital expenditures were $360,000, consisting primarily of replenishment and refurbishment of existing equipment and facilities.

The Company has a $5.8 million mortgage note, secured by its corporate office and distribution center in San Antonio, Texas. The mortgage note carries an interest rate of 9.5% per annum and requires monthly payments of principal and interest of $49,773 until December 2002, when the remaining principal balance of $5.4 million is due. The Company also has a note payable to MetLife Capital Corporation ("MetLife"), which is secured by various equipment and fixtures located at the corporate office and certain stores. The MetLife note carries an interest rate of 8.0% and requires equal monthly payments, including principal and interest, of $35,044 until September 1998, when the remaining principal balance of $35,000 is due. The Company also has a term note payable to Texas Commerce Bank ("TCB") which carries an interest rate of prime plus one-half percent and is due in equal monthly installments of principal and interest of $64,117 until January 1999, when the remaining principal balance of $4.5 million is due. The TCB note is secured by the Company's three owned store locations.

The Company entered into a loan agreement with Congress Financial Corporation (Southwest) ("Congress") on June 20, 1995 which has been amended several times. In May 1997, the Company and Congress amended certain financial covenants in the loan agreement. As amended, effective for the remaining term of the note the Company is obligated to maintain minimum working capital of $3.25 million, minimum net worth of $800 thousand, and to limit capital expenditures, net of insurance or other proceeds resulting from the disposal or sale of fixed assets, to $2.5 million for any fiscal year period. Under the terms of the loan agreement, which is in effect until July 1999, the Company may borrow up to its borrowing base as calculated pursuant to the loan agreement, which may not exceed $15.0 million. The proceeds of the loan may be used for letters of credit, working capital, and general corporate purposes. The loan as amended is a revolving loan with a borrowing base formula which limits the amount of available credit to 60% of the Company's eligible inventory during the period of March 1st through May 15th and September 1st through November 30th of each year and to 55% of the Company's eligible inventory during any other period less (i) a percentage of undrawn amounts on letters of credit and (ii) availability reserves established from time to time by the lender. In June, 1997 the Company and Congress again amended the loan agreement and entered into a Standby Guarantee and Indemnification Agreement to facilitate supplemental borrowings in an amount equal to 3% of the Company's eligible inventory, (not to exceed $350,000) from June 10, 1997 through December 10, 1997. The loan bears interest at prime plus 1%. In addition, the Company pays a commitment fee equal to 1/2% per annum of the unused principal balance of the loan less than $10,000,000. The loan is secured by substantially all the assets of the Company other than those subject to other existing liens.

In order to increase loan availability under the Congress loan agreement, effective June 26, 1996, General Atlantic Corporation ("General Atlantic"), the Company's principal stockholder, furnished to Congress a letter of credit in the amount of $1,500,000 (the "GAC L/C") to serve as additional collateral for the Congress credit facility. As consideration for General Atlantic's agreement to provide the GAC L/C, the Company agreed to (a) pay General Atlantic the sum of $100 per year, (b) reimburse General Atlantic for the amount, if any, which it is required to reimburse to any issuing or confirming bank which honors any drafts under the GAC L/C, (c) pay General Atlantic interest on any amounts drawn under the GAC L/C at Chemical Bank's prime rate plus one percent (1%), and (d) grant General Atlantic a second lien security interest (subordinated to Congress) on substantially all of the assets of the Company.

Under the loan agreement, as amended, Congress may establish and revise availability reserves in its sole discretion to cover risks or events it perceives may affect its security under the loan or the business or prospects of the Company. The current availability reserve under the loan agreement approximates $650,000. As a result of the formula by which the borrowing base is calculated, an increase in availability reserves restricts the Company's access to borrowings under the credit facility. In addition to the Congress credit facility, the Company is dependent upon short-term trade credit as a source of inventory financing. Short term trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases and is either financed by the vendor or a third party factoring institution. The Company's inventories were $1.3 million less at August 2, 1997 than at the end of the comparable period of fiscal 1996, and accounts payable increased $2.3 million. The $1.3 million reduction in other current assets was primarily the result of eliminating advance payments to third-party factoring institutions.

During the second quarter of fiscal 1997, the Company's sales continued to be adversely affected by a number of factors, many of which are not within the Company's control. While the Company has maintained inventory at planned levels, the Company has experienced a reduction in the availability of trade credit, which has in some instances adversely affected the Company's ability to acquire and replenish quickly certain types of inventory. Continuing unfavorable business conditions and financial performance have heightened vendor and factor concern regarding the Company's creditworthiness. The Sanwa credit facility and related transactions described below, if consummated, would enhance the Company's liquidity and provide cash for operations, and management expects these transactions to mitigate vendor and factor concern regarding the Company's creditworthiness. Management continues to pursue initiatives designed to improve the Company's operations and financial performance; however, no assurance can be given that the Company will be successful in its efforts to improve operations and restore the Company to profitability. Because of these uncertainties, any investment in the Company's common stock should be considered speculative.

The Company owns the real estate and improvements at which three of its Solo Serve stores in San Antonio, Texas are located and leases the remainder of its stores. The Company also owns its corporate headquarters and distribution center facility. During fiscal 1996, the Company listed all of its owned properties for sale and leaseback, including the distribution center. During the first quarter of fiscal 1997, the Company had entered into an earnest money contract providing for the sale and leaseback of one of its owned store locations, which contract was subject to a number of conditions. During the second quarter, that contract was terminated. Currently the Company has a preliminary understanding with a prospective purchaser, subject to Board approval and the negotiation and execution of a definitive earnest money contract and related agreements, pertaining to the sale and leaseback of all of its owned properties. No assurance can be given that a definitive agreement regarding the proposed transaction will be concluded or that if concluded, the contemplated transaction will be consummated. If the transaction is consummated on the proposed terms, the Company would realize a gain on the sale of approximately $3.9 million. The proceeds would permit the Company to discharge all indebtedness associated with the owned real estate and realize approximately $1,300,000 in cash to enhance liquidity and provide additional cash for operations.

The Proposed Sanwa Credit Facility and Related Transactions.

On September 8, 1997, the Company entered into a binding commitment letter with Sanwa Business Credit Corporation ("Sanwa") pursuant to which Sanwa has agreed to provide the Company up to $12 million in a revolving credit facility to replace the Congress credit facility described above. The loan will bear interest at the prime rate plus 1% floating, unless the Company defaults under the loan, in which case the default rate under the loan is prime plus 3% (as reported in The Wall Street Journal). The loan will mature three (3) years after the closing date. Principal will be due at maturity and interest only shall be due and payable in monthly installments. The loan facility may be prepaid in full (but not in part) upon thirty (30) days prior written notice. If prepaid on or before the first anniversary, there is a three percent (3%) pre-payment penalty and a one percent (1%) prepayment penalty thereafter.

The advance rate under the Sanwa credit facility would be in an amount equal to 70% of the Company's eligible inventory during the period May 1 through December 10 of each year and 65% of eligible inventory at all other times. Within the loan facility, the Company may obtain up to $2 million of letters of credit. If this letter of credit facility is utilized, Sanwa will charge two percent (2%) per annum on the undrawn face amount of letters of credit. Outstanding letters of credit reduce the loan availability under the revolving loan dollar for dollar. In addition to advances made based upon the percentage of eligible inventory, Sanwa will make available an additional $750,000 upon receipt of a letter of credit in such amount from General Atlantic, which General Atlantic has agreed to issue. The General Atlantic letter of credit furnished to Congress would be terminated if the Sanwa loan is consummated, and General Atlantic has agreed to issue the $750,000 letter of credit to Sanwa, subject to appropriate documentation, for a term extending through December 31, 1998. In consideration for General Atlantic's agreement to provide the $750,000 standby letter of credit to Sanwa, the Company would grant to General Atlantic a second lien security interest (subordinated to Sanwa) on the assets of the Company pledged to Sanwa.

A fee of $192,000 is payable to Sanwa at the closing. A non-refundable commitment fee of $25,000 was paid in connection with the acceptance of the commitment. The commitment fee will be credited against the closing fee. A cancellation fee of $150,000 is payable if the loan does not close for any reason other than a default by Sanwa and the Company obtains financing from a party other than Sanwa under terms and conditions pursuant to which Sanwa is willing to make the loan. A servicing fee of $2,000 per month is payable monthly in advance while the loan is in effect and an unused line fee is payable monthly in arrears equal to one-half of 1% per annum based on the average daily unused principal balance of the revolving loan less than $10 million. All out-of-pocket expenses incurred by Sanwa are to be fully paid by the Company whether or not the loan closes. The loan will be secured by a first perfected security interest in all of the Company's accounts receivable, inventory and personal property, except for the personal property subject to liens in favor of MetLife Capital Corporation.

The proposed credit facility is subject to customary conditions, including negotiation and execution of final documents. Management expects the proposed new credit facility to be consummated before the end of September 1997. The commitment letter expires October 9, 1997. The final loan documents are expected to contain customary affirmative covenants, negative covenants, events of default and other similar terms for asset-based loans of this type, including a lock box/blocked account agreement with all of the Company's banks. The loan documents will contain financial covenants tested quarterly beginning January 31, 1998 requiring the Company to maintain specified Interest Coverage Ratios for various periods and specified minimum Net Worth on designated dates through the maturity of the loan. For the 3 month fiscal period ending on or about January 31, 1998, and for the 6 month fiscal period ending on or about April 30, 1998, the Interest Coverage Ratio, as defined in the commitment letter, is required to be 2.40 : 1.0 and 1.15 : 1.0, respectively. The Company is required to maintain minimum Net Worth of $1,200,000 and $550,000, respectively, at January 31, 1998 and April 30, 1998. The Sanwa commitment defines "Net Worth" as assets less liabilities, plus the amount of the Siegel loan described below. For quarterly periods after April 30, 1998, the designated Interest Coverage Ratio and Net Worth requirements increase in accordance with the schedule set forth in the commitment letter.

In a related transaction, Charles M. Siegel, President and Chief Executive Officer of the Company, and a related family trust have agreed to loan the Company an aggregate amount of $500,000 in addition to the Sanwa credit facility, which loan would be subordinated to the Sanwa Credit Facility (the "Siegel loan"). The loan would bear interest at a rate of prime plus 1%, and would require monthly payments of interest only for a period of five years, at which time the principal would become due. The Company may not repay any principal without Sanwa's prior consent and may make interest payments to Mr. Siegel only if there is no existing default by the Company under the Sanwa credit facility. Consummation of the Siegel loan is a condition of Sanwa's obligation to make the Sanwa credit facility available to the Company.

Additionally, the Company has been advised that General Atlantic Corporation has agreed to sell to Charles M. Siegel the Common Stock of the Company it currently owns. Upon consummation of this transaction, Mr. Siegel will own 1,255,000 shares of the Company's common stock, or approximately 30% of the aggregate voting stock of the Company. General Atlantic Corporation will continue to own 1,388,889 shares of the Company's Preferred Stock, which represents approximately 33% of the aggregate voting stock of the Company. In both cases, the percentages of voting shares reported are exclusive of options outstanding.

Contemporaneously with the proposed transactions described above, the Company intends to enter into a modified employment agreement with Mr. Siegel pursuant to which Mr. Siegel would continue to serve as President and Chief Executive Officer of the Company for a period of five years at an initial base salary of $312,000 per year, subject to a 4% per annum increase each September during the employment term. The agreement also would provide for a bonus of $30,000 payable in April 1998 and in April 1999 and deferred compensation in an aggregate amount up to twice Siegel's base salary under his current employment agreement, vesting 15%, 30%, 45%, 60%, and 100%, respectively, over the five year term of the proposed Agreement. The amended employment agreement would also provide for severance pay of up to two years base salary as severance if he is terminated by the Company without Cause, as that term is defined in the Agreement..

The Sanwa credit facility, the Siegel loan, the Siegel stock purchase, and the Siegel employment agreement are subject to customary conditions and definitive documentation. The proposed transactions are each conditioned upon the closing of the other transactions under the anticipated terms outlined in this report. Management expects all of the transactions will close contemporaneously before the end of September 1997. However, no assurances can be given that the transactions will be consummated on the terms described above, or that the transactions will be consummated at all. The Sanwa credit facility and related transactions, if consummated, would enhance the Company's liquidity and provide additional cash for operations, and management expects these transactions to mitigate vendor and factor concern regarding the Company's creditworthiness. Management has explored credit facility alternatives similar to the Sanwa credit facility with other lenders, and believes that a similar facility would be available if the Sanwa credit facility is not consummated. The possible sale of the Company's real estate on the terms described in this report would further enhance the Company's liquidity position. If the Company continues to experience operating losses and the contemplated transactions are not successful in meeting liquidity requirements, the Company would consider other alternatives designed to enhance liquidity, including additional debt or equity financings or other strategic alternatives.

Forward-looking Statements

Forward-looking statements in this Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: general economic conditions, consumer demand and preferences, and weather patterns in the Company's markets; competitive factors, including continuing pressure from pricing and promotional activities of competitors; impact of excess retail capacity; the availability, selection and purchasing of attractive merchandise on favorable terms; availability of financing; and relationships with vendors and factors. Additional information concerning those and other factors are contained in the Company's Securities and Exchange Commission filings, copies of which are available from the Company without charge. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

      10.21   Employment Agreement between the Company and Timothy L. Grady (9)
                 +
      10.22   Employment Agreement between the Company and Janet Pollock (9) +
      10.23   Consulting Services Agreement between the Company and Robert J.
                 Grimm (10) +
      10.24   Second Amendment to Loan and Security Agreement, dated January
                 31, 1996, by and between Solo Serve Corporation and Congress Financial Corporation (Southwest) (11)
      10.25   Letter Agreement dated January 23, 1996 by and between the
                 Company and MetLife Capital Corporation modifying the Loan and Security Agreement between the Company and MetLife Capital Corporation, as amended on July 18, 1995 (11)
      10.26   Amendment No. 3 to Loan and Security Agreement by and between
                 Solo Serve Corporation and Congress Financial Corporation (Southwest) dated June 26, 1996 (12)
      10.27   Letter of Credit and Security Agreement between Solo Serve
                 Corporation and General Atlantic Corporation dated as of June 26, 1996 (12)
      10.28   Intercreditor and Subordination Agreement between Congress
                 Financial Corporation (Southwest) and General Atlantic Corporation dated as of June 26, 1996, as acknowledged and agreed to by Solo Serve Corporation (12)
      10.29   Consulting Agreement between the Company and Charles Siegel (13)
                 +
      10.30   Employment Agreement between the Company and Charles Siegel (13)
                 +
      10.31   Amendment No. 4 to Loan and Security Agreement by and between
                 Solo Serve Corporation and Congress Financial Corporation (Southwest) dated as of September 1, 1996 (13)
      10.32   Amendment No. 5 to Loan and Security Agreement by and between
                 Solo Serve Corporation and Congress Financial Corporation (Southwest) dated as of March 31, 1997 (14)
      10.33   Letter Agreement dated March 28, 1997 by and between the Company and MetLife Capital Corporation modifying the Loan and Security Agreement between the Company and MetLife Capital Corporation, as amended on July 18, 1995 (14)
      10.34   Letter Agreement dated July 8, 1996 by and between the Company and Ross E. Bacon.(14) +
      10.35   Amendment No. 6 to Loan and Security Agreement by and between
                 Solo Serve Corporation and Congress Financial Corporation (Southwest) dated as of May 19, 1997 (14) 10.36 Agency Agreement by and between Solo Serve Corporation and Hilco/Great American Group dated May 7, 1997, as amended together with related agreements (15)
      10.37   Amendment No. 7 to Loan and Security Agreement by and between
                 Solo Serve Corporation and Congress Financial Corporation (Southwest) dated June 16, 1997 (15)
      10.38   Standby Guarantee and Indemnification Agreement by and between
                 Solo Serve Corporation and Congress Financial Corporation (Southwest) dated June 16, 1997 (15)
      10.39   Commitment Letter of Sanwa Business Credit Corporation dated
                 September 8, 1997 *
      15      Independent Accountant's Awareness Letter *
      27      Financial Data Schedule *
      99      Review Report of Price Waterhouse *

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

      (8) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 29, 1995.
      (9) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended October 28, 1995.
      (10) Incorporated by reference to the Exhibits filed to the Company's Annual Report on Form 10-K for the Fiscal Year ended February 3, 1996.
      (11) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for February 8, 1996.
      (12) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for July 2, 1996.
      (13) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended August 3, 1996.
      (14) Incorporated by reference to the Exhibits filed to the Company's Annual Report on Form 10-K for the Fiscal Year ended February 1, 1997.
      (15) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended May 3, 1997

  (b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                       SOLO SERVE CORPORATION


                                       By: /s/ CHARLES M. SIEGEL
                                          -------------------------------------
                                          Charles M. Siegel,
                                          President and Chief Executive Officer


                                       By: /s/ ROSS E. BACON
                                          -------------------------------------
                                          Ross E. Bacon,
                                          Executive Vice President and Chief
                                          Operating and Financial Officer

                               INDEX TO EXHIBITS

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

      10.21   Employment Agreement between the Company and Timothy L. Grady (9)
                 +
      10.22   Employment Agreement between the Company and Janet Pollock (9) +
      10.23   Consulting Services Agreement between the Company and Robert J.
                 Grimm (10) +
      10.24   Second Amendment to Loan and Security Agreement, dated January
                 31, 1996, by and between Solo Serve Corporation and Congress
                 Financial Corporation (Southwest) (11)
      10.25   Letter Agreement dated January 23, 1996 by and between the
                 Company and MetLife Capital Corporation modifying the Loan and
                 Security Agreement between the Company and MetLife Capital
                 Corporation, as amended on July 18, 1995 (11)
      10.26   Amendment No. 3 to Loan and Security Agreement by and between
                 Solo Serve Corporation and Congress Financial Corporation
                 (Southwest) dated June 26, 1996 (12)
      10.27   Letter of Credit and Security Agreement between Solo Serve
                 Corporation and General Atlantic Corporation dated as of June
                 26, 1996 (12)
      10.28   Intercreditor and Subordination Agreement between Congress
                 Financial Corporation (Southwest) and General Atlantic
                 Corporation dated as of June 26, 1996, as acknowledged and agreed to by Solo Serve Corporation (12)
      10.29   Consulting Agreement between the Company and Charles Siegel (13)
                 +
      10.30   Employment Agreement between the Company and Charles Siegel (13)
                 +
      10.31   Amendment No. 4 to Loan and Security Agreement by and between
                 Solo Serve Corporation and Congress Financial Corporation
                 (Southwest) dated as of September 1, 1996 (13)
      10.32   Amendment No. 5 to Loan and Security Agreement by and between
                 Solo Serve Corporation and Congress Financial Corporation
                 (Southwest) dated as of March 31, 1997 (14)
      10.33   Letter Agreement dated March 28, 1997 by and between the Company and MetLife Capital Corporation modifying the Loan and
                 Security Agreement between the Company and MetLife Capital
                 Corporation, as amended on July 18, 1995 (14)
      10.34   Letter Agreement dated July 8, 1996 by and between the Company and Ross E. Bacon.(14) +
      10.35   Amendment No. 6 to Loan and Security Agreement by and between
                 Solo Serve Corporation and Congress Financial Corporation
                 (Southwest) dated as of May 19, 1997 (14) 10.36 Agency
                 Agreement by and between Solo Serve Corporation and
                 Hilco/Great American Group dated May 7, 1997, as amended
                 together with related agreements (15)
      10.37   Amendment No. 7 to Loan and Security Agreement by and between
                 Solo Serve Corporation and Congress Financial Corporation
                 (Southwest) dated June 16, 1997 (15)
      10.38   Standby Guarantee and Indemnification Agreement by and between
                 Solo Serve Corporation and Congress Financial Corporation
                 (Southwest) dated June 16, 1997 (15)
      10.39   Commitment Letter of Sanwa Business Credit Corporation dated
                 September 8, 1997 *
      15      Independent Accountant's Awareness Letter *
      27      Financial Data Schedule *
      99      Review Report of Price Waterhouse *

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

      (8) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 29, 1995.
      (9) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended October 28, 1995.
      (10) Incorporated by reference to the Exhibits filed to the Company's Annual Report on Form 10-K for the Fiscal Year ended February 3, 1996.
      (11) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for February 8, 1996.
      (12) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for July 2, 1996.
      (13) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended August 3, 1996.
      (14) Incorporated by reference to the Exhibits filed to the Company's Annual Report on Form 10-K for the Fiscal Year ended February 1, 1997.
      (15) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended May 3, 1997