Form 10-Q
period 1995-11-01
SOLO SERVE CORP
filed 1997-12-16
CIK 884941

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly period ended November 1, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the Transition period from _____________ to_______________

                         Commission file number 0-19994

                             SOLO SERVE CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                       74 - 204805
    State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

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
YES     X           NO
    ----------         -----------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 2, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. YES           NO
                          -------      ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the issuer's Common Stock, par value $.01 per share, and Preferred Stock, par value $.01 per share, outstanding as of December 15, 1997, were 2,856,126 and 1,388,889 shares, respectively. Affiliates of the registrant held 1,307,500 shares of the Common Stock, and all of the Preferred Stock, outstanding on December 15, 1997.

                                      INDEX


                         PART I - FINANCIAL INFORMATION


                                                                                                   PAGE
      ITEM 1          Financial Statements

                      Balance Sheets, November 2, 1996 (unaudited),
                      February 1, 1997 and November 1, 1997 (unaudited)...............................3

                      Statements of Operations, thirteen and thirty-nine weeks
                      ended November 2, 1996 (unaudited) and November 1, 1997 (unaudited).............4

                      Statements of Cash Flows, thirty-nine weeks
                      ended November 2, 1996 (unaudited) and November 1, 1997 (unaudited).............5

                      Notes to Financial Statements (unaudited).......................................6

      ITEM 2          Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.......................................................8


                                                  PART II - OTHER INFORMATION


      ITEM 1          Legal Proceedings..............................................................12

      ITEM 6          Exhibits and Reports on Form 8 - K.............................................12

                      Signatures.....................................................................15

                                     PART I
ITEM I. Financial Statements

                             SOLO SERVE CORPORATION
                                 BALANCE SHEETS


                                                                  NOVEMBER 2,       FEBRUARY 1,       NOVEMBER 1,
                                                                    1996               1997             1997
                                                                 ------------      ------------      ------------
        ASSETS                                                    (unaudited)                         (unaudited)
CURRENT ASSETS:
     Cash                                                        $  1,585,673      $  1,065,564      $  1,378,892
     Inventory                                                     15,419,498        11,107,938        16,939,935
     Other current assets                                           1,901,533           988,469         2,151,740
                                                                 ------------      ------------      ------------
        Total current assets                                       18,906,704        13,161,971        20,470,567

Property and equipment, net                                        13,970,244        12,935,322        12,089,060
Goodwill and service marks, net                                       320,000           290,000           200,000
                                                                 ------------      ------------      ------------

        TOTAL ASSETS                                             $ 33,196,948      $ 26,387,293      $ 32,759,627
                                                                 ============      ============      ============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Current portion of long-term debt                           $    755,675      $    770,602      $    769,613
     Accounts payable                                               5,155,994         3,983,898         9,448,311
     Accrued expenses                                               3,351,392         2,339,615         2,562,239
                                                                 ------------      ------------      ------------
        Total current liabilities                                   9,263,061         7,094,115        12,780,163

Long-term debt                                                     17,232,516        14,960,600        20,431,772
Note payable to stockholder                                              --                --             500,000
Postretirement benefit obligation                                     550,200              --                --
                                                                 ------------      ------------      ------------

        Total Liabilities                                          27,045,777        22,054,715        33,711,935
                                                                 ------------      ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock                                                   13,889            13,889            13,889
     Common stock                                                      28,562            28,562            28,562
     Capital in excess of par value                                24,410,290        24,410,290        24,410,290
     Retained deficit                                             (18,301,570)      (20,120,163)      (25,405,049)
                                                                 ------------      ------------      ------------

        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        6,151,171         4,332,578          (952,308)
                                                                 ------------      ------------      ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $ 33,196,948      $ 26,387,293      $ 32,759,627
                                                                 ============      ============      ============


  The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                   THIRTEEN WEEKS ENDED                THIRTY-NINE WEEKS ENDED
                                              ------------------------------------------------------------------
                                               NOVEMBER 2,       NOVEMBER 1,       NOVEMBER 2,       NOVEMBER 1,
                                                  1996              1997              1996              1997
                                              ------------      ------------      ------------      ------------
Net revenues                                  $ 21,207,810      $ 16,745,433      $ 69,537,658      $ 57,713,744
Cost of goods sold (including buying and
     distribution, excluding depreciation
     shown below)                               14,836,369        11,728,342        49,082,697        40,814,328
                                              ------------      ------------      ------------      ------------

Gross profit                                     6,371,441         5,017,091        20,454,961        16,899,416
Selling, general, and administrative
     expense                                     6,841,068         6,017,544        21,081,361        18,750,688

Store closure expense                                   --                --                --           399,000

Depreciation and amortization expense              580,590           470,744         1,849,449         1,473,021
                                              ------------      ------------      ------------      ------------
Operating loss                                  (1,050,217)       (1,471,197)       (2,475,849)       (3,723,293)

Interest expense                                   421,752           557,936         1,190,102         1,411,593
                                              ------------      ------------      ------------      ------------
Net loss before extraordinary item              (1,471,969)       (2,029,133)       (3,665,951)       (5,134,886)

Extraordinary item, loss on early
     retirement of debt                                 --           150,000                --           150,000
                                              ------------      ------------      ------------      ------------

Net loss                                      $ (1,471,969)     $ (2,179,133)     $ (3,665,951)     $ (5,284,886)
                                              ============      ============      ============      ============

Net loss per common share                     $       (.52)     $       (.76)     $      (1.28)     $      (1.85)
                                              ============      ============      ============      ============
Weighted average common shares
     outstanding                                 2,856,126         2,856,126         2,856,126         2,856,126
                                              ============      ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                        THIRTY-NINE WEEKS ENDED
                                                                                       NOVEMBER 2,       NOVEMBER 1,
                                                                                         1996              1997
                                                                                    ---------------------------------
CASH FLOWS USED IN OPERATIONS:
NET LOSS                                                                            $ (3,665,951)     $ (5,284,886)
ADJUSTMENTS TO RECONCILE NET LOSS TO CASH USED IN OPERATIONS:
   Depreciation and amortization                                                       1,849,449         1,473,021
   Loss on retirement of property                                                        127,572             1,141
   Changes in assets and liabilities:
        (Increase) decrease in inventory                                              (1,209,318)       (5,831,997)
        (Increase) decrease in other current assets                                      372,097        (1,163,271)
        Increase (decrease) in accounts payable                                        1,729,173         5,464,413
        Increase (decrease) in accrued expenses                                          141,382           222,624
        Increase (decrease) in non current liabilities                                   (15,000)               --
                                                                                    ------------      ------------
        Total adjustments                                                              2,995,355           165,931
                                                                                    ------------      ------------
        Net cash used in operations before reorganization items                         (670,596)       (5,118,955)

OPERATING CASH FLOW FROM REORGANIZATION ITEMS:
        Payment on allowed claims                                                       (460,612)              --
                                                                                    ------------      ------------
        Net cash used in operations:                                                  (1,131,208)       (5,118,955)
                                                                                    ------------      ------------

CASH FLOWS USED IN  INVESTING ACTIVITIES:
        Investment in property & equipment                                              (222,999)         (537,900)
                                                                                    ------------      ------------
CASH USED IN INVESTING ACTIVITIES                                                       (222,999)         (537,900)
                                                                                    ------------      ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
        Borrowings under long-term debt                                               77,557,780        66,830,668
        Borrowings from stockholder                                                         --             500,000
        Payments on long-term debt                                                   (75,389,427)      (61,360,485)
                                                                                    ------------      ------------
        Net cash provided by financing activities                                      2,168,353         5,970,183
                                                                                    ------------      ------------

NET INCREASE IN CASH                                                                     814,146           313,328
CASH AT BEGINNING OF YEAR                                                                771,527         1,065,564
                                                                                    ------------      ------------
CASH AT END OF PERIOD                                                               $  1,585,673      $  1,378,892
                                                                                    ============      ============

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION: Cash paid during the period for:
        Interest                                                                    $  1,160,454      $  1,346,180


   The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1:

The financial statements as of November 2, 1996 and November 1, 1997, and for the thirteen and thirty-nine week periods ended November 2, 1996 (fiscal 1996) and November 1, 1997 (fiscal 1997), are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of Solo Serve Corporation (the "Company") as of November 1, 1997, and the results of operations and cash flows for the periods presented. Such adjustments are of a normal and recurring nature. The results of operations for the thirteen-week period and the thirty-nine week period may not necessarily be indicative of the operating results for a full year or of future operations. These unaudited financial statements should be read in conjunction with financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997 (fiscal 1996).


NOTE 2:

The Company has continued to experience operating losses and lower than anticipated sales during the third quarter. The Company's business was affected by a number of factors, including the effect of credit concerns, principally by third party factors, on the Company's ability to acquire and replenish certain types of inventory; reduction or elimination of certain merchandise categories, including shoes and jewelry; and increased competition as competitors have opened additional stores in certain of the market areas served by the Company's stores.

In response to these conditions, management restructured its lending arrangements (see Note 3), opened stores in markets smaller than it has traditionally served, and entered into a contract to sell and leaseback all of its owned properties. If current plans to improve overall financial performance and meet liquidity requirements are not successful, the Company would consider other alternatives designed to enhance liquidity, including additional debt or equity financings, or other strategic alternatives.


NOTE 3:

Long-term debt consists of the following:

                                                                           NOVEMBER 2,     FEBRUARY 1,     NOVEMBER 1,
                                                                               1996            1997            1997
                                                                           -----------     -----------     -----------
Note payable to bank, interest at prime plus 1/2%
    (9.0% at November 1, 1997);  secured by properties                     $ 5,209,681     $ 5,131,406     $ 4,890,722

Note  payable  to  insurance  company,  interest  at 8%;  secured  by
    equipment and fixtures                                                     744,969         654,132         370,502

Mortgage  notes  payable to  insurance  companies,  interest  at 9.5%;
    secured by the corporate office and distribution center                  5,773,541       5,760,664       5,720,161

Note payable to shareholder, interest at prime plus 1%
      (9.5% at November 1, 1997);  unsecured                                        --              --         500,000

Revolving Credit Line, interest at prime plus 1%
    (9.5% at November 1, 1997); secured primarily by inventory               6,260,000       4,185,000      10,220,000
                                                                           -----------     -----------     -----------
                                                                            17,988,191      15,731,202      21,701,385

Less current portion                                                           755,675         770,602         769,613
                                                                           -----------     -----------     -----------

Long-term portion                                                          $17,232,516     $14,960,600     $20,931,772
                                                                           ===========     ===========     ===========

The Company has a term note payable to Texas Commerce Bank ("TCB") which carries an interest rate of prime plus one-half percent and is due in equal monthly installments of principal and interest of $64,117 until January 1999, when the remaining principal balance of $4.5 million is due. The TCB note is secured by the Company's three owned store locations. These properties are currently subject to a contract for sale and leaseback, which, if concluded would result in repayment of the TCB indebtedness. The Company also has a note payable to MetLife Capital Corporation ("MetLife"), which is secured by various equipment and fixtures located at the corporate office and certain stores. The MetLife note carries an interest rate of 8.0% and requires equal monthly payments, including principal and interest, of $35,044 until September 1998, when the remaining principal balance of $35,000 is due. The Company also has a $5.8 million mortgage note, secured by its corporate office and distribution center in San Antonio, Texas. The mortgage note carries an interest rate of 9.5% per annum and requires monthly payments of principal and interest of $49,773 until December 2002, when the remaining principal balance of $5.4 million is due. This property is also subject to a contract for sale and leaseback, pursuant to which the Nationwide indebtedness would be assumed by the purchaser.

On October 2, 1997, the Company replaced its previous revolving credit facility with a $12 million revolving credit facility with Sanwa Business Credit Corporation ("Sanwa"). The loan bears interest at the prime rate plus 1% floating. The loan matures October 2, 2000. Principal will be due at maturity and interest only is due and payable in monthly installments. The loan is secured by substantially all of the assets of the Company not pledged to secure other indebtedness, which consists primarily of inventory.

The advance rate under the Sanwa credit facility is in an amount equal to 70% of the Company's eligible inventory during the period May 1 through December 10 of each year and 65% of eligible inventory at all other times. In addition to advances made based upon the percentage of eligible inventory, Sanwa made available an additional $750,000 upon receipt of a letter of credit in such amount from General Atlantic. In consideration for General Atlantic's providing the $750,000 standby letter of credit to Sanwa, the Company granted General Atlantic a second lien security interest (subordinated to Sanwa) on the assets of the Company pledged to Sanwa. Covenants under the loan agreement require the Company to maintain an interest coverage ratio (defined as the ratio of EBITDA to interest expense for the period; EBITDA is earnings before interest, taxes, depreciation and amortization and excluding extraordinary items,) of 2.4 to 1.0 and net worth (defined as total assets less total liabilities except for the Siegel Loan) of $720,000 and $70,000 for the fiscal quarter ended January 1998 and April 1998, respectively. The ratios, amounts and measurement periods will vary, as described in the loan agreement.

On October 2, 1997, Chuck Siegel, President and Chief Executive Officer of the Company, and a related family trust loaned the Company an aggregate amount of $500,000 (the Siegel Loan). The loan bears interest at a rate of prime plus 1% , and requires monthly payments of interest only for a period of five years, at which time the principal becomes due. The Siegel Loan is subordinate to the Sanwa credit facility and to repayment by the Company of any amounts advanced under the letter of credit issued by the Company's principal stockholder, General Atlantic Corporation. The Company may not repay any principal without Sanwa's prior consent and may make interest payments to Mr. Siegel only if there is no existing default by the Company under the Sanwa credit facility. In related transactions, Mr. Siegel purchased from General Atlantic Corporation all of its common stock in the Company, and his employment contract with the Company was amended.


NOTE 4:

During the first quarter of fiscal 1997, the Company accrued $607,000 in store closure expense for the estimated future occupancy costs related to three stores to be closed or in which operations were to be significantly reduced in the second quarter of the fiscal year. These amounts represented management's best estimates of the future rents due after the second quarter ($550,000), vacation pay, and miscellaneous travel and transportation costs associated with the closings. During the second quarter of fiscal 1997, the Company decided to continue operations at one of the stores (Baton Rouge) in a reduced capacity as a clearance outlet. Accordingly, the accrued store closing expense related to this store ($208,000) was reversed and ongoing operating expenses will be expensed as incurred in the store operations.


NOTE 5:

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share", which is required to be adopted in February 1998. At that time, the Company will be required to change the method used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact on basic and fully diluted earnings per share is not expected to be material.

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                     FISCAL 1996           FISCAL 1997
                                     -----------           -----------
Beginning of year                        29                      28
Closed                                   (1)                     (2)
Opened                                   --                       2
                                     -----------           -----------
END OF THIRD QUARTER                     28                      28
                                     -----------           -----------



RESULTS OF OPERATIONS

The following table sets forth certain financial data of the Company expressed as a percentage of net sales for the thirteen weeks and thirty-nine weeks ended November 2, 1996 and November 1, 1997.


                             PERCENTAGE OF NET SALES

                                                           THIRTEEN WEEKS ENDED                  THIRTY-NINE WEEKS ENDED
                                                       NOVEMBER 2,        NOVEMBER 1,        NOVEMBER 2,        NOVEMBER 1,
                                                          1996               1997               1996               1997
                                                    ----------------------------------------------------------------------
Net revenues                                              100.0%             100.0%             100.0%             100.0%
Cost  of  goods   sold,   including   buying   and
    distribution costs, excluding depreciation             70.0               70.0               70.6               70.7

                                                    ----------------------------------------------------------------------
Gross profit                                              30.0               30.0               29.4               29.3
Selling, general and administrative expense               32.3               36.0               30.3               32.5
Store closure expense                                       -                  -                  -                 0.7
Depreciation and amortization expense                      2.7                2.8                2.7               2.6
                                                    ----------------------------------------------------------------------
Operating  loss                                           (5.0)              (8.8)              (3.6)             (6.5)
Interest expense                                           1.9                3.3                1.7               2.4
                                                    ----------------------------------------------------------------------
Net loss before extraordinary item                        (6.9)             (12.1)              (5.3)             (8.9)
Extraordinary  item,  loss on early  retirement of          -                 0.9                 -                0.3
    debt
                                                    ----------------------------------------------------------------------
Net Income Loss                                           (6.9)             (13.0)              (5.3)             (9.2)
                                                    ======================================================================

      THIRTEEN WEEKS (THIRD QUARTER) AND THIRTY-NINE WEEKS (YEAR-TO-DATE)
                ENDED NOVEMBER 1, 1997 VERSUS THIRTEEN WEEKS AND
                    THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1996


Recent Developments

During the third quarter, the Company opened a new store in Brownwood, Texas, and management is pleased with its early results. Management believes that there may be opportunities for the Company in markets smaller than those historically served by the Company, where the Company expects to face less direct competition from larger off-price retailers and can operate under a lower expense structure than that generally required by the Company's stores located in metropolitan areas. During the third quarter, the Company also instituted a preferred customer program which is designed to provide promotional benefits to its core customers.

Also during the third quarter, the Company entered into a new revolving credit facility with Sanwa Business Credit Corp. and borrowed $500,000 from Chuck Siegel, its President and Chief Executive Officer. See Liquidity and Capital Resources. In a related transaction, Mr. Siegel purchased from General Atlantic Corporation all of its common stock in the Company, and the Company entered into an amended 5-year Employment Agreement with Mr. Siegel.


Results of Operations

The Company's net revenues for the third quarter and year-to-date period ended November 1, 1997 were $16.7 million and $57.7 million, respectively, as compared to $21.2 million and $69.5 million in the prior year. The majority of the third quarter and year-to-date sales decreases are attributable to a greater than anticipated decline in comparable store sales of 16.5% and 15.7%, respectively. Management attributes the greater than expected comparable store sales decreases during the third quarter to a number of factors, including the effect of credit concerns, principally by third party factors, on the Company's ability to acquire and replenish certain types of inventory; reduction or elimination of certain merchandise categories, including shoes and jewelry; and increased competition as competitors have opened additional stores in certain of the market areas served by the Company's stores.

Gross profit for the third quarter of 1997 decreased by $1.4 million to $5.0 million from $6.4 million in the third quarter of the prior year. Gross profit for the first three quarters of 1997 decreased $3.6 million to $16.9 million from $20.5 million during the comparable period of the prior year. The decreased gross profit during the first three quarters of 1997 resulted from the decline in sales during the period.

For the third quarter of fiscal 1997, selling, general and administrative expense decreased $800 thousand to $6.0 million from $6.8 million in 1996. For the same period, selling, general and administrative expense as a percentage of sales increased from 32.3% to 36.0% from the comparable period of the prior year. For the first three quarters of fiscal 1997, selling, general and administrative expenses decreased $2.3 million to $18.8 million from $21.1 million in 1996. These reductions in expenses are due primarily to a decrease in professional and consulting fees and a decrease in human resource expenses as a result of reductions in staff levels from fiscal 1996. Selling, general and administrative expense as a percentage of sales increased to 32.5% from 30.3% for the comparable thirty-nine week period of the prior year, principally due to the decrease in net sales not being fully offset by decreases in expenses in 1997.

Depreciation and amortization in the third quarter of 1997 decreased 18.9% to $471,000 from $581,000 for the same period in 1996. Depreciation and amortization for the thirty-nine weeks ended November 1, 1997 decreased 16.7% to $1.5 million from $1.8 million during the comparable period in 1996. This was due to certain assets becoming fully depreciated in 1996 and the write-down in 1996 of assets associated with closing stores.

The Company recorded operating losses of $1.5 million and $3.7 million for the thirteen and thirty-nine weeks ended November 1, 1997, respectively. This is compared to operating losses of $1.1 million and $2.5 million for the thirteen and thirty-nine weeks ended November 2, 1996. The increased loss for the 1997 year-to-date period over the comparable period of 1996 is principally due to the decline in sales and partly due to store closing expense of $399,000 in the current year.

The Company recorded net interest expense for the third quarter of 1997 of approximately $558,000 as compared to $422,000 during the third quarter of 1996. This was primarily the result of increased borrowing under the Company's line of credit.

In the third quarter of 1997 and in conjunction with the Company's refinancing of its credit facility, the Company was required to make a $150,000 prepayment penalty on its prior outstanding revolving credit facility. This prepayment penalty was funded with borrowings under the Sanwa credit facility.

Liquidity and Capital Resources

Cash used by operating activities through the third quarter of fiscal 1997 was $5.1 million. This was primarily the result of the net loss ($5.3 million), increases in inventories ($5.8 million) and other current assets ($1.2 million), net of increases in accounts payable ($5.5 million) and accrued expenses ($223,000). The increase in accrued expenses was primarily the result of the reserve for store closing expense of $203,000. Capital expenditures were $536,000, consisting primarily of replenishment and refurbishment of existing equipment and facilities.

The Company has a term note payable to Texas Commerce Bank ("TCB") which carries an interest rate of prime plus one-half percent and is due in equal monthly installments of principal and interest of $64,117 until January 1999, when the remaining principal balance of $4.5 million is due. The TCB note is secured by the Company's three owned store locations. These properties are currently subject to a contract for sale and leaseback, which, if concluded would result in repayment of the TCB indebtedness. The Company also has a note payable to MetLife Capital Corporation ("MetLife"), which is secured by various equipment and fixtures located at the corporate office and certain stores. The MetLife note carries an interest rate of 8.0% and requires equal monthly payments, including principal and interest, of $35,044 until September 1998, when the remaining principal balance of $35,000 is due. The Company also has a $5.8 million mortgage note, secured by its corporate office and distribution center in San Antonio, Texas. The mortgage note carries an interest rate of 9.5% per annum and requires monthly payments of principal and interest of $49,773 until December 2002, when the remaining principal balance of $5.4 million is due. This property is also subject to a contract for sale and leaseback, pursuant to which the Nationwide indebtedness would be assumed by the purchaser.

On October 2, 1997, the Company replaced its previous revolving credit facility with a $12 million revolving credit facility with Sanwa Business Credit Corporation ("Sanwa"). The loan bears interest at the prime rate plus 1% floating. The loan matures October 2, 2000. Principal will be due at maturity and interest only is due and payable in monthly installments. The loan is secured by substantially all of the assets of the Company not pledged to secure other indebtedness, which consists primarily of inventory.

The advance rate under the Sanwa credit facility is in an amount equal to 70% of the Company's eligible inventory during the period May 1 through December 10 of each year and 65% of eligible inventory at all other times. In addition to advances made based upon the percentage of eligible inventory, Sanwa made available an additional $750,000 upon receipt of a letter of credit in such amount from General Atlantic. In consideration for General Atlantic's providing the $750,000 standby letter of credit to Sanwa, the Company granted General Atlantic a second lien security interest (subordinated to Sanwa) on the assets of the Company pledged to Sanwa. Covenants under the loan agreement require the Company to maintain an interest coverage ratio (defined as the ratio of EBITDA to interest expense for the period; EBITDA is earnings before interest, taxes, depreciation and amortization and excluding extraordinary items,) of 2.4 to 1.0 and net worth (defined as total assets less total liabilities except for the Siegel Loan) of $720,000 and $70,000, for the fiscal quarter ended January 1998 and April 1998, respectively. Thereafter, the ratios, amounts and measurement periods will vary, as described in the loan agreement.

On October 2, 1997, Chuck Siegel, President and Chief Executive Officer of the Company, and a related family trust loaned the Company an aggregate amount of $500,000 (the Siegel Loan). The loan bears interest at a rate of prime plus 1% , and requires monthly payments of interest only for a period of five years, at which time the principal becomes due. The Siegel Loan is subordinate to the Sanwa credit facility and to repayment by the Company of any amounts advanced under the letter of credit issued by the Company's principal stockholder, General Atlantic Corporation. The Company may not repay any principal without Sanwa's prior consent and may make interest payments to Mr. Siegel only if there is no existing default by the Company under the Sanwa credit facility. In a related transaction, Mr. Siegel purchased from General Atlantic Corporation all of its common stock in the Company, and the Company entered into an amended 5-year Employment Agreement with Mr. Siegel.

The Company is dependent upon short term trade credit as its principal source of inventory financing. Short term trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases and is either financed by the vendor or a third party factoring institution. While the Company maintained inventory at planned levels during the third quarter, the Company's sales were adversely affected by a number of factors, including the effect of credit concerns, principally by third party factors, on the Company's ability to acquire and replenish certain types of inventory; reduction or elimination of certain merchandise categories, including shoes and jewelry; and increased competition as competitors have opened additional stores in certain of the market areas served by the Company's stores. These factors contributed to continuing operating losses and lower than anticipated sales during the third quarter.

The Sanwa credit facility and related transactions described above enhanced the Company's liquidity and provided additional cash for operations. Management believes that these transactions also mitigated vendor and factor concern regarding the Company's creditworthiness and that as a result improved product reached the Company's stores late in the third quarter. Management continues to pursue initiatives designed to improve the Company's operations and financial performance; however, no assurance can be given that the Company will be successful in its efforts to increase sales, improve operations and restore the Company to profitability. Continuing unfavorable business conditions and financial performance would likely intensify vendor and factor concern regarding the Company's creditworthiness, which would likely adversely affect the Company's ability to acquire the quantity and quality of inventory necessary to improve financial performance. Because of these uncertainties, any investment in the Company's stock should be considered speculative. If current plans to improve overall financial performance and meet liquidity requirements are not successful, the Company would consider other alternatives designed to enhance liquidity, including additional debt or equity financing, or other strategic alternatives.

Negotiations have continued with the prospective purchaser of the Company's owned real estate, and the Company has entered into two amended Agreements of Purchase and Sale whereby the Company has agreed to sell these properties and lease them back from the Purchaser. Each of the agreements is conditioned upon the other closing. In addition to usual and customary conditions regarding the Purchaser's approval of the physical condition of the properties and the status of the Company's title to the properties, the agreements are subject to and conditioned upon the agreement of the Purchaser and the Company regarding the terms of definitive leases whereby the Company would lease back each of the properties. Each of the Company's and the Purchaser's obligations under the Contracts are subject to and conditioned upon various other conditions set forth in the Contracts. No assurance can be given that the contemplated transactions will be consummated. If the transactions are consummated pursuant to the existing agreements, the Company would realize a gain of approximately $2.3 million to be amortized over the life of the leases. The proceeds would permit the Company to discharge all indebtedness associated with the owned real estate and realize approximately $1.3 million in cash to enhance liquidity and provide additional cash for operations. The transactions are currently scheduled to close in January 1998.

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

 10.8     Mortgage Note B, dated November 20, 1992, in principal amount of
           $1,000,000, with the Company as Maker and Employers Life Insurance
           Company of Wausau as Holder(2)
 10.9     Asset Purchase Agreement between the Company and Ross Stores, Inc.(3)
 10.10    Employment Agreement between the Company and David P. Dash(4)+
 10.11    Employment Agreement between the Company and Robert J. Grimm, as amended(5)+
 10.12    Subscription Agreement between the Company and General Atlantic
           Corporation(7)
 10.13    Solo Serve Corporation 1995 Stock Incentive Plan(8)+
 10.14    Solo Serve Corporation Director Stock Option Plan(8)+
 10.15    Escrow  Agreement,  dated  July 18,  1995,  by and  between  Texas
           Commerce  Bank,  National Association,  Borrower,  General  Atlantic
           Corporation  and the  Official  Committee  of Unsecured Creditors of
           Solo Serve Corporation(7)
 10.16    Loan and Security Agreement, dated as of June 20, 1995, by and between
           Solo Serve Corporation and Congress Financial Corporation (Southwest)(7)
 10.17    Amended Loan and Security Agreement, dated July 18, 1995, by and between Solo Serve Corporation and MetLife Capital Corporation(8)
 10.18    Loan  Modification  Agreement,  dated July 18,  1995,  by and among
           Solo Serve  Corporation, Nationwide Life Insurance Company, and
           Employers Life Insurance Company(8)
 10.19    Promissory Note, dated July 31, 1995, in principal amount of $5,565,000, with the Company as Maker, and Texas Commerce Bank National Association
           as Holder(8)
 10.20    Loan  Modification Agreement, dated October 27, 1995, by and between
           Solo Serve Corporation and Congress Financial Corporation (Southwest)(9)
 10.21    Employment Agreement between the Company and Timothy L. Grady(9)+
 10.22    Employment Agreement between the Company and Janet Pollock(9)+
 10.23    Consulting Services Agreement between the Company and Robert J. Grimm(10)+
 10.24    Second Amendment to Loan and Security Agreement,  dated January 31, 1996, by and between Solo Serve Corporation and Congress Financial Corporation
           (Southwest)(11)
 10.25    Letter Agreement dated January 23, 1996 by and between the Company and
           MetLife Capital Corporation modifying the Loan and Security Agreement between the Company and MetLife Capital Corporation, as amended on
           July 18, 1995 (11)
 10.26    Amendment  No. 3 to Loan and Security  Agreement by and between  Solo
           Serve  Corporation and Congress Financial Corporation (Southwest)
           dated June 26, 1996(12)
 10.27    Letter of Credit and Security Agreement between Solo Serve Corporation and General Atlantic Corporation dated as of June 26, 1996(12)
 10.28    Intercreditor and Subordination Agreement between Congress Financial
           Corporation (Southwest) and General Atlantic Corporation dated as of
           June 26, 1996, as acknowledged and agreed to by Solo Serve
           Corporation(12)
 10.29    Consulting Agreement between the Company and Charles Siegel(13)+
 10.30    Employment Agreement between the Company and Charles Siegel(13)+
 10.31    Amendment No. 4 to Loan and Security  Agreement by and between
           Solo Serve Corporation and Congress Financial Corporation (Southwest)
           dated as of September 1, 1996(13)
 10.32    Amendment No. 5 to Loan and Security Agreement by and between Solo
           Serve Corporation and Congress Financial Corporation (Southwest)
           dated as of March 31, 1997(14)
 10.33    Letter Agreement dated March 28, 1997 by and between the Company and
           MetLife Capital Corporation modifying the Loan and Security Agreement between the Company and MetLife Capital Corporation, as amended on
           July 18, 1995(14)
 10.34    Letter Agreement dated July 8, 1996 by and between the Company and
           Ross E. Bacon.(14)+
 10.35    Amendment No. 6 to Loan and Security Agreement by and between Solo
           Serve Corporation and Congress Financial Corporation (Southwest)
           dated as of May 19, 1997(14)
 10.36    Agency Agreement by and between Solo Serve Corporation and Hilco/Great
           American Group dated May 7, 1997, as amended together with related agreements(15)
 10.37    Amendment  No. 7 to Loan and Security  Agreement by and between Solo
           Serve Corporation and Congress Financial Corporation (Southwest)
           dated June 16, 1997(15)
 10.38    Standby Guarantee and Indemnification Agreement by and between Solo
           Serve Corporation and Congress Financial Corporation (Southwest)
           dated June 16, 1997(15)
 10.39    Commitment Letter of Sanwa Business Credit Corporation dated
           September 8, 1997(16)
 10.40    Letter of Price Waterhouse LLP dated September 18, 1997(17)
 10.41    Loan and Security Agreement by and between the Company and Sanwa
           Business Credit Corporation(18)
 10.42    Employment Agreement by and between the Company and Charles M. Siegel(18)+
 10.43    Subordinated Promissory Note of the Company to Charles Siegel in
           Principal Amount of $400,000(18)
 10.44    Subordinated  Promissory  Note of the Company to The Siegel Family
           Trust in Principal Amount of $100,000(18)
 10.45    Letter of Credit and Security Agreement by and between the Company and
           General Atlantic Corporation(18)
 10.46    Subordination  and  Intercreditor  Agreement by and among the Company,
           Sanwa Business Credit Corporation, and General Atlantic Corporation(18)
 10.47    Subordination  and  Intercreditor  Agreement by and among the Company,
           Sanwa Business Credit Corporation,  Charles M. Siegel, and The Siegel
           Family Trust(18)
    27    Financial Data Schedule *

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

   (3) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 30, 1994.
   (4)   Incorporated by reference to the Exhibits filed to the Company's
          Annual Report on Form 10-K for the Fiscal Year ended January 28, 1995.
   (5) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 29, 1995.
   (6) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for July 6, 1995.
   (7) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for July 18, 1995.
   (8) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 29, 1995.
   (9) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended October 28, 1995.
   (10)  Incorporated by reference to the Exhibits filed to the Company's
          Annual Report on Form 10-K for the Fiscal Year ended February 3, 1996.
   (11) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for February 8, 1996.
   (12) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for July 2, 1996.
   (13) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended August 3, 1996.
   (14)  Incorporated by reference to the Exhibits filed to the Company's
          Annual Report on Form 10-K for the Fiscal Year ended February 1, 1997.
   (15) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended May 3, 1997.
   (16) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended August 2, 1997.
   (17) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for September 18, 1997.
   (18) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for October 2, 1997.


 (b) Reports on Form 8-K. A report on Form 8-K was filed for September 18, 1997 announcing a change in the Company's auditors. A second report on Form 8-K was filed for October 2, 1997 announcing that the President and Chief Executive Officer of the Company had purchased 1,255,000 shares of the Company's common stock or approximately 30% of the aggregate voting stock of the Company, from the Company's principal stockholder, that the Company had replaced its previous revolving credit facility with a new $12 million revolving credit facility with Sanwa Business Credit Corporation, and certain other related transactions, including a new loan to the Company by its President in the amount of $500,000. The report also disclosed that the Company had entered into agreements to sell and leaseback the Company's owned real estate, subject to various conditions and approval requirements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                             SOLO SERVE CORPORATION


                             By:       /s/ Charles M. Siegel
                                --------------------------------------
                                Charles M. Siegel,
                                President and Chief Executive Officer


                             By:       /s/ Ross E. Bacon
                                --------------------------------------
                                 Ross E. Bacon,
                                 Executive Vice President and
                                 Chief Operating and Financial Officer

                               INDEX TO EXHIBITS

Exhibit
Number      Description of Exhibit
   2.1   First Amended Plan of Reorganization of Solo Serve Corporation
         dated May 17, 1995 (6)
   2.2   Non-material Modifications to First Amended Plan of Reorganization
         of Solo Serve Corporation, entered July 6, 1995 (6)
   3.1   Restated Certificate of Incorporation of the Company (7)
   3.2   Certificate of Designation of Rights and Preferences of Preferred
         Stock (7)
   3.3   Bylaws of the Company, as amended and restated (14)
   4.1   Specimen Certificate for Common Stock of the Registrant
         (representing shares of common stock of the Company after giving effect to the previously reported 2-for-1 reverse split effected
         July 18, 1995) (9)
  10.1   Registration Rights Agreement among General Atlantic Corporation,
         Robert J. Grimm and the Company (1)
  10.2   Agreement Regarding Tax Consequences of Deconsolidation
         between the Company and General Atlantic Corporation (1)
  10.3   Tax Allocation Agreement between the Company and General Atlantic
         Corporation (1)
  10.4   Form of Indemnity Agreement between Directors, Executive Officers and the Company (1)
  10.5   Associate Stock Purchase Plan of the Company (2)
  10.6   Retirement Savings Plan and Trust of the Company (2)
  10.7   Mortgage Note A, dated November 20, 1992, in principal amount of
         $4,940,000, with the Company as Maker and Nationwide Life Insurance
         Company as Holder (2)
 10.8    Mortgage Note B, dated November 20, 1992, in principal amount of
          $1,000,000, with the Company as Maker and Employers Life Insurance
          Company of Wausau as Holder(2)
 10.9    Asset Purchase Agreement between the Company and Ross Stores, Inc.(3)
10.10    Employment Agreement between the Company and David P. Dash(4)+
10.11    Employment Agreement between the Company and Robert J. Grimm, as amended(5)+
10.12    Subscription Agreement between the Company and General Atlantic
          Corporation(7)
10.13    Solo Serve Corporation 1995 Stock Incentive Plan(8)+
10.14    Solo Serve Corporation Director Stock Option Plan(8)+
10.15    Escrow Agreement, dated July 18, 1995, by and between Texas Commerce
          Bank, National Association,  Borrower, General Atlantic Corporation
          and the Official Committee of Unsecured Creditors of Solo Serve
          Corporation(7)
10.16    Loan and Security Agreement, dated as of June 20, 1995, by and between Solo Serve Corporation and Congress Financial Corporation
         (Southwest)(7)
10.17    Amended Loan and Security Agreement, dated July 18, 1995, by and between Solo Serve Corporation and MetLife Capital Corporation(8)
10.18    Loan Modification Agreement, dated July 18, 1995, by and among Solo
          Serve Corporation, Nationwide Life Insurance Company, and Employers
          Life Insurance Company(8)
10.19    Promissory Note, dated July 31, 1995, in principal amount of
         $5,565,000, with the Company as Maker, and Texas Commerce Bank
         National Association as Holder(8)
10.20    Loan Modification Agreement,  dated October 27, 1995, by and between
          Solo Serve Corporation and Congress Financial Corporation
          (Southwest)(9)
10.21    Employment Agreement between the Company and Timothy L. Grady(9)+
10.22    Employment Agreement between the Company and Janet Pollock(9)+

10.23    Consulting Services Agreement between the Company and
          Robert J. Grimm(10)+
10.24    Second Amendment to Loan and Security Agreement,  dated January 31,
          1996, by and between Solo Serve Corporation and Congress Financial
          Corporation (Southwest)(11)
10.25    Letter Agreement dated January 23, 1996 by and between the
          Company and MetLife Capital Corporation modifying the Loan and
          Security Agreement between the Company and MetLife Capital
          Corporation, as amended on July 18, 1995 (11)
10.26    Amendment  No. 3 to Loan and Security  Agreement by and between  Solo
          Serve Corporation and Congress Financial Corporation (Southwest)
          dated June 26, 1996 (12)
10.27    Letter of Credit and Security Agreement between Solo Serve
          Corporation and General Atlantic Corporation dated as of
          June 26, 1996(12)
10.28    Intercreditor and Subordination Agreement between Congress
          Financial Corporation (Southwest) and General Atlantic
          Corporation dated as of June 26, 1996, as acknowledged and agreed to by Solo Serve Corporation(12)
10.29    Consulting Agreement between the Company and Charles Siegel(13)+
10.30    Employment Agreement between the Company and Charles Siegel(13)+
10.31    Amendment No. 4 to Loan and Security  Agreement by and between Solo
          Serve Corporation and Congress Financial Corporation (Southwest)
          dated as of September 1, 1996(13)
10.32    Amendment  No. 5 to Loan and Security  Agreement by and between
          Solo Serve Corporation and Congress Financial Corporation (Southwest)
          dated as of March 31, 1997(14)
10.33    Letter Agreement dated March 28, 1997 by and between the Company and MetLife Capital Corporation modifying the Loan and Security
          Agreement between the Company and MetLife Capital Corporation, as amended on July 18, 1995(14)
10.34    Letter Agreement dated July 8, 1996 by and between the Company and
          Ross E. Bacon.(14)+
10.35    Amendment No. 6 to Loan and Security Agreement by and between Solo
          Serve Corporation and Congress Financial Corporation (Southwest) dated as of May 19, 1997 (14)
10.36    Agency Agreement by and between Solo Serve Corporation and Hilco/Great
          American Group dated May 7, 1997, as amended together with related agreements(15)
10.37    Amendment No. 7 to Loan and Security  Agreement by and between  Solo
          Serve Corporation and Congress Financial Corporation (Southwest) dated
          June 16, 1997 (15)
10.38    Standby Guarantee and Indemnification Agreement by and between Solo
          Serve Corporation and Congress Financial Corporation (Southwest) dated
          June 16, 1997(15)
10.39    Commitment Letter of Sanwa Business Credit Corporation dated
          September 8, 1997(16)
10.40    Letter of Price Waterhouse LLP dated September 18,1997 (17)
10.41    Loan and Security Agreement by and between the Company and Sanwa
         Business Credit Corporation (18)
10.42    Employment Agreement by and between the Company and Charles M. Siegel(18)+
10.43    Subordinated Promissory Note of the Company to Charles Siegel in
          Principal Amount of $400,000(18)
10.44    Subordinated Promissory Note of the Company to The Siegel Family Trust
          in Principal Amount of $100,000(18)
10.45    Letter of Credit and Security Agreement by and between the Company and
          General Atlantic Corporation(18)
10.46    Subordination and Intercreditor Agreement by and among the Company,
          Sanwa Business Credit Corporation, and General Atlantic Corporation(18)
10.47    Subordination and Intercreditor Agreement by and among the Company,
          Sanwa Business Credit Corporation,  Charles M. Siegel, and The Siegel
          Family Trust(18)
   27    Financial Data Schedule *

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

(3) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 30, 1994.
(4) Incorporated by reference to the Exhibits filed to the Company's Annual Report on Form 10-K for the Fiscal Year ended January 28, 1995.
(5) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 29, 1995.
(6) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for July 6, 1995.
(7) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for July 18, 1995.
(8) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 29, 1995.
(9) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended October 28, 1995.
(10) Incorporated by reference to the Exhibits filed to the Company's Annual Report on Form 10-K for the Fiscal Year ended February 3, 1996.
(11) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for February 8, 1996.
(12) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for July 2, 1996.
(13) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended August 3, 1996.
(14) Incorporated by reference to the Exhibits filed to the Company's Annual Report on Form 10-K for the Fiscal Year ended February 1, 1997.
(15) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended May 3, 1997.
(16) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended August 2, 1997.
(17) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for September 18, 1997.
(18) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for October 2, 1997.