Form 10-K
period 1998-01-31
SOLO SERVE CORP
filed 1998-05-01
CIK 884941

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                                       OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-19994

                             SOLO SERVE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                            74-2048057
        ------------------------------             ------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock (which consists of shares of Common Stock and Preferred Stock) held by non-affiliates of the registrant as of April 29, 1998 cannot be determined because there is not an active trading market for the Company's stock. See Item 5 of this Report.

         The number of shares of the issuer's Common Stock, par value $.01 per share, and Preferred Stock, par value $.01 per share, outstanding as of April 29, 1998, were 3,565,812 and 679,203 shares, respectively. Affiliates of the registrant held 2,038,595 shares of the Common Stock, and all of the shares of Preferred Stock, outstanding on April 29, 1998.

                                    FORM 10-K
                                TABLE OF CONTENTS

                                                       PART I
                                                                                                          Page
                                                                                                          ----

         Item 1.    Business.............................................................................. 3

         Item 2.    Properties............................................................................ 10

         Item 3.    Legal Proceedings..................................................................... 11

         Item 4.    Submission of Matters to a Vote of Security Holders................................... 11

         Item 4a.   Executive Officers of the Company..................................................... 11


                                                       PART II

         Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters................. 12

         Item 6.    Selected Financial Data............................................................... 13

         Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
                      Operations.......................................................................... 14

         Item 8.    Financial Statements.................................................................. 20

         Item 9.    Changes in and Disagreement with Accountants on Accounting and Financial
                      Disclosure.......................................................................... 20


                                                      PART III

         Item 10.   Directors and Executive Officers...................................................... 21

         Item 11.   Executive Compensation................................................................ 21

         Item 12.   Security Ownership of Certain Beneficial Owners and
                      Management.......................................................................... 21

         Item 13.   Certain Relationships and Related Transactions........................................ 21

                                                       PART IV

         Item 14.   Exhibits, Financial Statement Schedules, and Reports on
                      Form 8-K............................................................................ 22

         Index to Financial Statements and Schedules...................................................... F-1

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Solo Serve Corporation, a Texas corporation (the "Company" or "Solo Serve"), operates a chain of off-price retail stores offering a wide selection of name-brand and other merchandise at prices significantly below those of traditional department and specialty stores. Solo Serve stores offer a wide variety of fashion apparel for the entire family, as well as fragrances, hosiery, shoes in certain locations and quality home furnishings. The Company currently operates 27 Solo Serve stores in Texas and Louisiana.

         The Company was formed in Texas in 1979 to acquire all of the assets of Solo Serve Company and was reincorporated in Delaware in December 1991. Prior to February 9, 1996, Solo Serve Corporation common stock was quoted on the NASDAQ National Market System under the symbol "SOLOQ." The Company was notified by NASDAQ that the Company's common stock would no longer be eligible for trading on the NASDAQ Stock Market effective February 9, 1996 because the Company's request for an exception from the quantitative maintenance criteria required for inclusion in the NASDAQ National Market System had been denied. Following delisting from NASDAQ/NMS, the Company's common stock began trading on the over-the-counter market and the quotes are carried in the "pink sheets." The Company's common stock is not actively traded.

         On July 21, 1994, the Company filed a petition under Chapter 11 of the Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Western District of Texas (the "Bankruptcy Court"). On July 6, 1995, the Bankruptcy Court approved a Proposed Plan of Reorganization (the "Plan") jointly sponsored by the Official Committee of Unsecured Creditors and Texas Commerce Bank San Antonio, N.A. ("TCB"), which became effective on July 18, 1995. On the effective date of the Plan, the Company issued 1,388,889 shares of convertible Preferred Stock for an aggregate consideration of $2.5 million. All of the shares of Preferred Stock were purchased by General Atlantic Corporation ("GAC"), the Company's largest stockholder. On April 17, 1996, the Bankruptcy Court entered the Final Decree, which administratively closed Solo Serve's Chapter 11 bankruptcy case.

         Pursuant to the Plan, the Company's existing common stock was subject to a one-for-two reverse split. The shares of Preferred Stock issued in connection with the Plan have a liquidation value of $1.80 per share, are convertible to an equal number of shares of Common Stock, have voting rights on an as converted basis, and are entitled to no preferential dividends. With the issuance of shares of Preferred Stock mentioned above, GAC increased its percentage ownership of the voting shares of the Company to approximately 62% from its pre-reorganization interest of approximately 44%.

         In October 1997 and March 1998 certain members of Company management (the "Management Holders") acquired a total of 1,964,686 shares of the Company's Common Stock from GAC. This represented all of GAC's shares of Common Stock and 709,686 of its shares of Preferred Stock, which were converted into shares of Common Stock at the time of the sale. GAC continues to own 679,203 shares of the Company's Preferred Stock, which represents approximately 16% of the aggregate voting stock of Solo Serve and all of the Company's issued and outstanding shares of Preferred Stock.

         Currently the Company has a significant net operating loss carryforward. Under applicable law and regulations, the Company's ability to utilize its net operating loss carryforward to offset future earnings could be severely limited if the Company experiences an ownership change as defined in
Section 382 of the Internal Revenue Code of 1986. The above mentioned equity infusion by GAC and stock acquisition by the Management Holders have not caused an ownership change as defined in Section 382. However, the Company's ability to utilize its net operating loss carryforward could be adversely affected if a purchaser were to acquire five percent (5%) or more of the Company's stock. The Management Holders and GAC have entered into a Stockholders Agreement which provides that no party thereto will sell, exchange, transfer or otherwise dispose of shares of the Company's Common Stock or Preferred Stock owned by such stockholder without the prior written consent of the other parties thereto and no party will exercise incentive stock options or other rights to acquire capital stock or will otherwise acquire capital stock of the Company without the prior written consent of the others. The Stockholders Agreement provides that the certificates representing shares of capital stock of the Company currently held by the parties, as well as any additional shares issued to the parties, shall each bear a legend evidencing the existence of the Stockholders Agreement and the restrictions upon transfer contained therein. The Stockholders Agreement terminates on March 17, 2001 unless terminated earlier or extended by agreement of all parties.

         The Company's business has been affected by a number of factors, including increased competition in its principal markets, weakness in the apparel industry, unfavorable economic conditions in certain markets and other factors, many of which are not within the Company's control. Increased promotional activities by other retailers as well as the opening of additional store locations in the Company's principal markets have resulted in significant sales decreases. The Company has maintained inventory at planned levels; however, the Company has experienced and continues to experience an unstable credit environment, principally with third party factors, which has from time to time resulted in constraints on the Company's ability to receive certain merchandise at optimum times and in optimum quantities. Continuing unfavorable business conditions and financial performance could heighten vendor and factor concern regarding the Company's creditworthiness, which could adversely affect the Company's ability to receive sufficient trade credit support to acquire adequate levels of inventory in the future. No assurance can be given that the Company will be successful in its efforts to improve sales and operations and reverse operating trends. Because of these uncertainties, any investment in the Company's common stock should be considered speculative.

THE SOLO SERVE STORE

         The Solo Serve stores are designed to create a departmentalized atmosphere through merchandise presentation and abundant in-store signing. The Company seeks to create an attractive, comfortable shopping environment that draws customers' attention to the broad assortment of value-priced branded merchandise.

         Merchandise departments are well-signed, easily distinguished and typically configured around a "racetrack" aisle designed to optimize the customer's visual impressions of the quality and quantity of the store's merchandise. Display fixtures along with capacity racks are used to highlight the store's broad merchandise assortment. In-store signs and product displays highlight famous designers' and manufacturers' names and reinforce the Company's value pricing. Store entrances are designed to create a brand, price, fashion and service statement specifically geared to appeal to the customer profile of each store which usually features fragrance showcases, prominent branded men's and women's apparel and a customer service desk. In the fourth quarter of fiscal 1997 and continuing into fiscal 1998, the Company has continued to refine its analysis of sales and margin results by department and category of product and their performance in relationship to space location and allocation of selling square footage. Management believes the adjustments in store fixtures, department location and selling square footage made as a result of its analysis were instrumental in the Company's improved margin and sales over prior year late in the fourth quarter of fiscal 1997.

         Solo Serve stores have historically been located in metropolitan areas in large strip shopping centers. Solo Serve stores typically vary in size from 25,000 to 30,000 total square feet, with an average of approximately 23,000 square feet of selling space and a 3,000-square-foot storage facility. In July and October 1997, the Company opened two new stores in Texas markets smaller than those historically served by the Company. The Company faces less direct competition from larger off-price retailers, traditional department and specialty stores in these smaller markets and can operate under a lower occupancy expense structure than that generally experienced in stores located in metropolitan areas. Management believes that the early results of these two stores indicate that future expansion into these type of markets can be successful and plans to seek attractive opportunities for new stores in these types of markets in fiscal 1998.

         The Company has entered into an agreement whereby the landlord will buyout and terminate the lease of one under-performing store in Austin, Texas. The Company previously closed a store in Shreveport, Louisiana in July 1997, but remained subject to continuing lease payment obligations for the term of the lease. Due to changing market conditions in Shreveport, the Company intends to relocate the assets of the Austin store to the Shreveport, Louisiana location and reopen the store in June 1998.

MERCHANDISING STRATEGY

         The Company emphasizes nationally-recognized branded merchandise in its stores, which the Company prices significantly below traditional department and specialty stores. The Company seeks to manage the inventory in its Solo Serve stores to achieve a high turnover rate and to provide the stores with fresh merchandise on a frequent basis. Discount prices and high inventory turnover are made possible by an opportunistic purchasing strategy which consists primarily of branded goods purchased at incentive prices, of in-season cancellations by major retailers, manufacturers' overruns, end-of-season closeouts, occasional acquisitions of end-of-season inventory from well-known and upscale retail companies, and an efficient distribution system permitting quick delivery of new merchandise to the stores. First quality, name-brand merchandise remains the primary focus of the Solo Serve store's product offering, but purchases of selected irregulars, which are subject to strict quality control, permit the Company to reinforce Solo Serve's "price-value" message. Through frequent promotions and a changing variety of quality, off-price merchandise in the stores, the Company seeks to frequently attract the knowledgeable, value-conscious customer into the store.

         The Company's broadest merchandise selection is in apparel for women, men and children. Women's merchandise lines include dresses, separates, coordinates, activewear, and outerwear and is further segmented into juniors, misses, petites and plus sizes. Handbags, sleep and lounge wear, intimate apparel and casual and dress shoes in some stores complement the women's apparel group. Men's apparel includes name brand product in dress shirts, ties, basics, casual sportswear, activewear, dress slacks, jeans, and outerwear. The children's department also features name brand product and is designed to offer exceptional values for families with young children. Children's merchandise lines include a wide selection of infants' and toddlers' apparel and basics; girls' sportswear, dresses, lingerie, sleep wear, active wear, basics and outerwear in sizes 4 to 6x and 7 to 14; and boys' tops, bottoms, jeans, activewear, basics and outerwear in sizes 4 to 7 and 8 to 20.

         During 1997 the Company expanded its product offering of domestics, home decor and gifts. This department now offers a wider assortment of name brand bedding, linens, glassware, decorative accents, furniture and gift items than in years past. Also, the Company has expanded the square footage of the department, upgraded the display fixtures and in some cases relocated the department to a more prominent position on the selling floor.

         Solo Serve stores also offer an extensive and in-depth selection of prestige fragrances in a department store format under an exclusive supply agreement (the "Model Agreement") with a major fragrance supplier, Model Imperial, Inc. ("Model"). The Company operates the department in its stores and sells Model's fragrances. Under the terms of the Model Agreement, the Company supplies staffing and receives a commission on actual sales. Although the Company retains some discretion over merchandise mix, Model is primarily responsible for the ultimate selection and pricing of fragrances. Model filed for protection from its creditors under Chapter 11 on July 18, 1996. On September 15, 1997 the court approved Model's plan of reorganization. The Company has not experienced any disruption in its supply of fragrances from Model.

         The Company had granted a license to an independent licensee to operate fine jewelry departments in the 12 San Antonio Solo Serve stores. Under the license agreement, which was to expire August 31, 1999, the licensee agreed to pay to the Company a base rental amount and a percentage of its sales in excess of specified amounts. These jewelry departments typically occupied 200 square feet of selling space in each of the 12 San Antonio stores. In February 1998, the Company terminated the agreement and entered into an agreement with another entity to operate similar departments in six of the San Antonio stores.

         During fiscal 1998, management plans to continue placing special emphasis on merchandising and marketing specifically to the econo-socio-ethnic background of the trade area and customer base of individual stores. This includes, but is not limited to, market-specific or store-specific tailoring of the product offerings, including price points, sizing, brands, assortments, categories, and promotions. Additionally, greater emphasis will continue to be placed on planning of stock levels and allocating of product by category and price points to meet the needs of the individual store and its customer base. Management believes that these efforts and a reduction in turnaround time in its distribution center will increase sales, reduce overall inventory levels and enhance cash flow.

PRICING STRATEGY

         The Company's pricing strategy is designed to provide exceptional value to its customers. Solo Serve stores offer merchandise at prices significantly below those charged by traditional department and specialty stores. Most price tickets display the Solo Serve selling price as well as the comparable selling price of the item at traditional department or specialty stores. In addition, the ticket clearly identifies whether the item is first quality or an irregular. Pricing decisions are made centrally by the Company's staff of buyers, subject to review by the general merchandise manager. Management periodically monitors its competitors' prices in order to ensure that the Company's prices remain competitive. The Company's management information systems provide ongoing information enabling the Company's buyers to track sales by unit and category and adjust current prices when appropriate. During 1997, management reduced promotional pricing activity and increased selective initial markups as compared to historical levels.

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

PROMOTIONAL STRATEGY

         In the fourth quarter of fiscal 1997, the Company initiated a new marketing strategy that involves direct mail and a frequent shopper program. The Company utilized internal resources and external consultants to develop a database of people who shop in the Company's stores, and began marketing to them through special direct mail promotions. Customers who are members of the frequent shopper program, Solo Savers Club, receive special discounts one day each week and on their birthday, are eligible for special monthly prize drawings, and receive advance notice of special promotional events. During 1998, the Company plans to expand its database, target potential new customers, and increase its use of direct mail promotions and special events to encourage frequent shopping at Solo Serve and customer loyalty. The above strategy will continue to be supported by an advertising and promotional program designed principally to reinforce Solo Serve's image as a value-priced retailer for the entire family. Some advertising will continue to be directed at the general population through newspaper advertisements, special promotional events, television and radio and be focused on advertising specific merchandise or categories offered at opportunistic or at discounted prices. The Company will continue to strive to encourage frequent shopping from customers by presenting the customer with an ever-changing mix of merchandise. Media promotions are reinforced by in-store signage highlighting famous designers' and manufacturers' names and by pricing statements comparing Solo Serve's prices to those of department and specialty stores.

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

VENDOR RELATIONSHIPS AND PURCHASING STRATEGY

         In an effort to ensure a steady supply of brand-name and other merchandise, the Company has developed long-standing relationships with certain of its suppliers. The Company maintains a central buying staff in San Antonio. Management believes that the San Antonio buyers are best able to understand the preferences of customers in the Company's markets. These buyers make frequent trips to New York (where the Company maintains an office without staff) and Los Angeles, and are continually in contact with market and buying resources throughout the country. The Company's buying staff is comprised of experienced off-price buyers, some of whom also have experience with traditional department stores. The buying staff is supervised by the general merchandise manager who reports to the Chief Executive Officer.

         The Company actively pursues additional branded sources of supply and is continually attempting to upgrade its merchandise assortments. During fiscal year 1997, the Company purchased goods from approximately 1,500 vendors. By purchasing closer to and during the selling season and later in the merchandise buying cycle than department and specialty stores, the Company believes it is able to take advantage of favorable market conditions. This purchasing strategy enables the Company to interpret and react to important fashion developments during the selling season. Favorable merchandise costs are also realized by purchasing from vendors offering in-season cancellations by major retailers, manufacturers' overruns, end-of-season close outs, product ranges and selected irregulars. While the Company believes its relationships with its vendors are generally satisfactory, no assurances can be given that an adequate supply of merchandise at attractive prices will continually be available in the future for all of the Company's departments or that there will not be delays or disruptions in the flow of merchandise to the Company's stores. See "Management's Discussion and Analysis."

INVENTORY MANAGEMENT AND MERCHANDISE DISTRIBUTION

         The Company's current inventory management strategy is designed to achieve high inventory turnover rates while enabling the Company to provide its stores with fresh merchandise on a frequent basis and improving gross margin as a percentage of sales. By closely monitoring sales, current inventory levels and fashion trends and comparing them with on-order merchandise, the Company seeks to manage its inventory turnover by making necessary purchasing adjustments.

         The Company operates a 440,000 square-foot headquarters facility and distribution center which is located on a 24-acre parcel of land in San Antonio, Texas. This facility houses executive offices, central buying, advertising, management information systems and administrative staff in 40,000 square feet of office space and a 400,000 square-foot receiving, distribution and warehouse area.

         The Company uses a centralized distribution system in which all merchandise is processed through its distribution center and allocated to the Company's stores. Merchandise received at the distribution center is checked, price-ticketed, assigned to individual stores, packed for delivery and shipped floor ready. The Company utilizes its distribution personnel and systems to assign merchandise to stores based primarily on store volume and known historical customer purchasing patterns. The distribution system complements the Company's promotional advertising strategy by prioritizing and processing featured merchandise through the Company's distribution center on an expedited basis. The Company uses its distribution facility to take advantage of assorted merchandise lots and product ranges at deep discounts, which can be sorted and priced at the distribution center.

         The Company delivers merchandise from its distribution center to the stores by means of contract carriers or the Company's trucks, typically twice each week. The distribution center is conveniently located near major north-south and east-west highways, facilitating efficient distribution to the Company's stores.

MANAGEMENT INFORMATION SYSTEMS

         The Company operates a computerized merchandise planning system that management believes improves inventory management by allowing for timely response to business trends, and the management of lower average store inventories. The system allows personnel to manage inventory allocation and store inventory planning by department and category. During 1997, the Company began to utilize some of the information collected by the system to perform more detailed analysis of sales by product category and market than had previously been possible. Management believes this information improved buying and allocating decisions during fiscal 1997, and that the Company's performance can be improved by continued and expanded analysis available as additional historical data is accumulated.

         During 1997 the Company piloted a new point of sale ("POS") cash register system at three stores. The new system speeds customer check-out, improves customer service, and enhances reporting capabilities. Subject to securing acceptable financing, the Company plans to install the new system in all of its stores during fiscal 1998.

IMPACT OF YEAR 2000

         An issue affecting most businesses today, including the Company, is whether computer systems and applications will properly function from and after the year 2000 (the "Year 2000 Issue"). The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any information system that uses dates to function may recognize a date using "00" as the year 1900 rather than the year 2000 or may otherwise fail to process information accurately due to the Year 2000 Issue, which could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities. The Company is in the process of reviewing potential system problems related to the Year 2000 Issue, and management believes that the Company will modify or replace significant portions of its hardware and software to address the Year 2000 Issue, including cash registers in the Company's stores. The Company is not yet able to estimate the cost to of its compliance efforts with respect to the Year 2000 Issue. Although no assurances can be made, management presently does not expect such costs to have a material adverse effect on the future results of operations of the Company.

         The Company is contacting its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. However, there can be no guarantee that the systems of the other companies on which the Company's systems rely will be timely converted, or that the failure of such third party systems to adequately address the Year 2000 Issue would not have an adverse effect on the Company's ability to do business.

         The Company will utilize both internal and external resources to reprogram, upgrade and test its information systems Year 2000 Issue modifications. The Company currently anticipates completing the Year 2000 Issue project not later than February 28, 1999, which is prior to any anticipated impact on its operating systems.

         Management presently believes that with modifications to and replacement of existing software and hardware, the Year 2000 Issue will not pose significant operational problems for its information systems. If remediation efforts are not timely made, if appropriate modifications are not made by the Company's suppliers on a timely basis, or if the actual costs of the remediation efforts exceed management's expectations, the Year 2000 Issue could have a material adverse impact on the operations and financial results of the Company.

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

         In the Company's principal markets, San Antonio and New Orleans, larger national and regional competitors have opened additional store locations and more locations are planned. The Company hopes to overcome these disadvantages by being more responsive to its customers' preferences in product mix and presentation than its competitors and by expanding its store base into smaller markets where it will face less direct competition. See "Management's Discussion and Analysis."

EMPLOYEES

         During fiscal year 1997, the Company's work force consisted of an average of approximately 950 forty-hour equivalent employees, referred to by the Company as "associates." This employee base consisted of approximately 475 full-time associates and an additional 475 part-time associates. Substantial seasonality is associated with employment levels. The Company expects the employee base in fiscal 1998 to be approximately the same as 1997 except for increases directly associated with any increase in the number of stores.

         Management believes that the Company's associates are paid competitively with current local standards in the industry. The Company contributes a portion of the cost of medical and life insurance coverage for those associates who are eligible to participate in Company-sponsored plans. The Solo Serve 401(k) Retirement Savings Plan and Trust is also available to eligible associates. All associates also receive discounts on purchases of Company merchandise in the stores. The Company considers its relationship with its associates to be satisfactory.

CREDIT SALES

         The Company offers customers several methods of payment, including cash, personal checks and third-party credit cards (American Express, Discover, MasterCard, and Visa). Solo Serve stores also offer a layaway deferred payment plan. The Company does not have a private label credit card.

ITEM 2. PROPERTIES

STORE LOCATIONS AND PROPERTIES

         The table below shows the location and opening dates of each of the Company's 27 stores in operation at the end of fiscal 1997:

STORE MARKET                                                  STORE MARKET
LOCATION                   OPENING DATE                       LOCATION                  OPENING DATE
---------------            ------------                       ---------------           ------------
San Antonio, TX            1919                               San Antonio, TX           September 1988
San Antonio, TX            May 1959                           San Antonio, TX           August 1989
San Antonio, TX            May 1970                           Corpus Christi, TX        March 1990
San Antonio, TX            February 1981                      San Antonio, TX           October 1990
San Antonio, TX            July 1981                          McAllen, TX               September 1992
Austin, TX                 November 1981                      Austin, TX                October 1990
New Orleans, LA            July 1983                          Laredo, TX                July 1991
New Orleans, LA            September 1983                     San Antonio, TX           March 1992
New Orleans, LA            October 1984                       Brownsville, TX           August 1992
Corpus Christi, TX         March 1985                         San Antonio, TX           March 1994
New Orleans, LA            September 1985                     Austin, TX                March 1994
New Orleans, LA            November 1985                      San Angelo, TX            July 1997
San Antonio, TX            November 1985                      Brownwood, TX             October 1997
San Antonio, TX            April 1988

         In fiscal 1995 the Company closed its one store located in Montgomery, Alabama. In fiscal 1996 the Company closed one of its Austin stores. In fiscal 1997 the Company closed its three stores in Mobile, Alabama, Baton Rouge, Louisiana and Shreveport, Louisiana. The Company plans to reopen the Shreveport store in mid-1998.

         The Company owns the real estate and improvements on which three of its Solo Serve stores in San Antonio, Texas are located and leases the remainder of its stores. The leases have remaining terms ranging from 4 months to 14 years, with renewal options at higher fixed rates in most cases. Most of the leases provide for percentage rent over sales breakpoints. The Company presently leases an office in New York for the use of its buyers when they make buying trips.

         Subsequent to year end, on April 6, 1998, the Company sold and leased back its 440,000 square foot distribution center and corporate office in San Antonio, Texas. The buyer assumed the outstanding mortgage notes, and the Company realized approximately $1 million in cash, net of selling costs, debt assumption, and deposits. The Company has signed a 10 year lease for the property, and will continue to occupy the facility.

         The Company has entered into an agreement to sell and lease back the three owned store locations. The buyer recently extended its option to purchase the properties for 120 days and paid an additional $150,000 in nonrefundable earnest money directly to the Company. Although the transaction is expected to close by September 1, 1998, there can be no assurance that the agreement will be consummated.

         See "Management's Discussion and Analysis--Liquidity and Capital Resources."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended January 31, 1998.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

         Charles M. Siegel, age 59, became employed by the Company in August 1996 as President and Chief Executive Officer. He joined the Company as a full-time consultant and Acting Chief Operating Officer in early July 1996. Prior to joining the Company, Mr. Siegel was President, Chairman and Chief Executive Officer of 50-Off Stores, Inc., which in 1988 became the successor organization to Shoppers World stores, for which Mr. Siegel was a member of the founding executive group in 1975.

         Ross E. Bacon, age 53, became Chief Operating and Financial Officer and Executive Vice President of the Company in September 1996. He had joined the Company in July 1996 as Chief Financial Officer. From 1994 to 1996, Mr. Bacon was a self-employed financial consultant, and from 1993 to 1994, he was Vice President and Chief Financial Officer of Telecommunications Management, Inc., the parent company of Discount Cellular and Paging, a San Antonio-based cellular telephone and paging company. Mr. Bacon was Vice President and Chief Financial Officer of Flowers to Go, Inc. from 1992 until 1993.

         Mark J. Blankenship, age 45, became Senior Vice President of Planning and Allocation of the Company in June 1997. He had joined the Company in April 1994 as Vice President - Divisional Merchandise Manager. Prior to joining the Company, Mr. Blankenship was Senior Vice President - General Merchandise Manager of Stage Stores, Inc. in Houston, Texas.

         Terry Lalosh, age 50, became Senior Vice President - General Merchandise Manager of the Company in June 1997. He joined the Company in August, 1995 as Divisional Merchandise Manager. From 1992 until July 1995, Mr. Lalosh was Vice President - Divisional Merchandise Manager of Marshalls, a national off-price retailer headquartered in Andover, Massachusetts.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Prior to February 9, 1996, Solo Serve Corporation common stock was quoted on the NASDAQ National Market System under the symbol "SOLOQ." The Company was notified by NASDAQ that the Company's common stock would no longer be eligible for trading on the NASDAQ Stock Market effective February 9, 1996 because the Company's request for an exception from the quantitative maintenance criteria required for inclusion in the NASDAQ National Market System had been denied. Following delisting from NASDAQ/NMS, the Company's common stock began trading on the over-the-counter market and the quotes are carried in the "pink sheets." There are few trades in the Company's common stock. The following table sets forth, for the periods indicated, the range of high and low closing bid prices of the Common Stock of the Company in the over-the-counter market since February 9, 1996, as reported by the National Quotation Bureau.

                                                      High            Low
                                                      ----            ---
         February 9, 1996 to May 4, 1996            $0.1250        $0.1250
         Quarter ended August 3, 1996                 .2500          .1250
         Quarter ended November 2, 1996               .4375          .1875
         Quarter ended February 1, 1997               .1875          .0938
         Quarter ended May 3, 1997                    .1563          .0938
         Quarter ended August 2, 1997                 .1875          .1563
         Quarter ended November 1, 1997               .4375          .1563
         Quarter ended January 31, 1998               .5625          .3750

         These price quotations reflect inter-dealer prices, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. On April 29, 1998, there were 3,565,812 shares of common stock outstanding, held by 162 holders of record.

         The Company has paid cash dividends on its common stock in prior years. However, since the Company has been publicly held, the Company has never declared or paid any cash dividends on the common stock. Furthermore, certain covenants in various credit agreements of the Company restrict the payment of dividends on the common stock.

ITEM 6. SELECTED FINANCIAL DATA

         The following data has been derived from the Company's audited financial statements, including those found elsewhere in this Annual Report on Form 10-K for the year ended January 31, 1998. The selected financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with those audited financial statements.

                                                                                           Fiscal Year Ended
                                                               -------------------------------------------------------------------
                                                                Jan. 29,      Jan. 28,       Feb. 3,       Feb. 1,       Jan. 31,
                                                                  1994          1995          1996          1997           1998
                                                               ----------     ---------     ---------     ---------     ----------
                                                                            (in thousands, except operating and per share data)
Number of Weeks in Fiscal Year                                      52            52            53            52            52
INCOME STATEMENT DATA:
  Net revenues                                                  $ 169,053     $ 138,925     $ 109,823     $  95,238     $  82,046
  Cost of goods sold (including buying and
     distribution excluding depreciation shown below)             120,293       100,687        83,474        67,485        57,303
                                                                ---------     ---------     ---------     ---------     ---------
  Gross profit                                                     48,760        38,238        26,349        27,753        24,743
  Selling, general and administrative expense                      50,000        39,013        29,620        28,203        26,414
  Depreciation and amortization                                     4,075         3,748         2,815         2,421         2,062
  Store closure expense                                             1,500          --            --            --             622
  Write off of property and equipment                                --            --            --             525          --
  Non recurring item                                                 --            --            --             464          --
                                                                ---------     ---------     ---------     ---------     ---------
  Operating income (loss)                                          (6,815)       (4,523)       (6,086)       (3,860)       (4,355)
  Interest expense, net                                             1,237         1,090         1,129         1,624         1,934
                                                                ---------     ---------     ---------     ---------     ---------
  Income (loss) before income taxes,
     reorganization items, and extraordinary item                  (8,052)       (5,613)       (7,215)       (5,484)       (6,289)
  Reorganization items                                               --           6,262         1,787          --            --
  Provision for (benefit from) income taxes                        (3,070)        3,661        (1,418)         --            --
                                                                ---------     ---------     ---------     ---------     ---------
  Income (loss) before extraordinary item
                                                                   (4,982)      (15,536)       (7,584)       (5,484)       (6,289)
  Extraordinary item                                                 --            --           2,753          --            (267)
                                                                ---------     ---------     ---------     ---------     ---------
  Net income (loss)                                             $  (4,982)    $ (15,536)    $  (4,831)    $  (5,484)    $  (6,556)
                                                                =========     =========     =========     =========     =========
  Income (loss) per common share before extraordinary item      $   (1.70)    $   (5.45)    $   (2.10)    $   (1.92)    $   (2.20)
  Net income (loss) per common share (basic and diluted)(1)     $   (1.70)    $   (5.45)    $   (1.34)    $   (1.92)    $   (2.30)
  Dividends declared per common share                                --            --            --            --            --
Weighted average shares outstanding                                 2,919         2,850         3,605         2,856         2,856
BALANCE SHEET DATA (AT PERIOD END):
  Total assets                                                  $  57,753     $  54,692     $  33,300     $  26,387     $  26,384
  Long-term debt (including capital lease obligations)          $  17,998     $       5     $  15,136     $  14,961     $  13,341
  Note payable to stockholder                                        --            --            --            --       $     500
  Liabilities subject to compromise                             $    --       $  33,385     $     461     $    --       $    --
  Total stockholders' equity (deficit)                          $  27,572     $  12,148     $   9,817     $   4,333     $  (2,223)
OPERATING DATA:
  Number of stores in operation at end of period                       46            30            29            28            27
  Number of stores opened during period                                 8             2          --            --               2
  Number of stores closed during period                                 3            18             1             1             3
  Comparable store net sales increase (decrease)(2)                  (5.9%)       (11.2%)        (5.6%)       (10.6%)       (11.4%)
  Selling square footage in operation at end of period
     (in thousands)                                                   996           701           675           657           626
  Sales per selling square foot                                 $     187     $     169     $     161     $     143     $     123
  Average sales per store (in thousands)                        $   4,244     $   3,984     $   3,758     $   3,360     $   2,860

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                               NUMBER OF STORES
                                Fiscal 1995       Fiscal 1996       Fiscal 1997
                                -----------       -----------       -----------
Beginning of year                    30                29                28
First Quarter Additions               0                0                  0
First Quarter Dispositions            0                0                  0
Second Quarter Additions              0                0                  1
Second Quarter Dispositions          (1)               0                 (2)
Third Quarter Additions               0                0                  1
Third Quarter Dispositions            0               (1)                 0
Fourth Quarter Dispositions           0                0                 (1)
                                     --               --                 --
END OF YEAR                          29               28                 27
                                     --               --                 --

RESULTS OF OPERATIONS
As a percentage of sales

                                                          Fiscal 1995       Fiscal 1996     Fiscal 1997
                                                          -----------       -----------     -----------
Net revenues                                              100.0%               100.0%       100.0%
Cost of goods sold, including buying and distribution
  costs                                                    76.0                 70.9         69.8
                                                          -----                -----        -----
Gross profit                                               24.0                 29.1         30.2
Selling, general and administrative expense                27.0                 29.6         32.2
Depreciation and amortization                               2.6                  2.5          2.5
Store closure expense                                      --                   --            0.8
Write down of property and equipment                       --                    0.5         --
Non recurring item                                         --                    0.5         --
                                                          -----                -----        -----
Operating loss                                             (5.6)                (4.0)        (5.3)
Interest expense                                            1.0                  1.7          2.4
                                                          -----                -----        -----
Loss before income taxes, reorganization and
  extraordinary items                                      (6.6)                (5.7)        (7.7)
                                                          -----                -----        -----
Reorganization items                                       (1.6)                --           --
(Provision for) benefit from income taxes                   1.3                 --           --
                                                          -----                -----        -----
Loss before extraordinary item                             (6.9)                (5.7)        (7.7)
Extraordinary item, net of tax                              2.5                 --           (0.3)
                                                          -----                -----        -----
Net loss                                                   (4.4)%               (5.7)%       (8.0)%
                                                          =====                =====        =====

PLAN OF REORGANIZATION

         On July 21, 1994, the Company filed a petition under Chapter 11 of the Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Western District of Texas (the "Bankruptcy Court"). On July 6, 1995, the Bankruptcy Court approved a Proposed Plan of Reorganization (the "Plan") jointly sponsored by the Official Committee of Unsecured Creditors and Texas Commerce Bank San Antonio, N.A. ("TCB"), which became effective on July 18, 1995. On the effective date of the Plan, the Company issued 1,388,889 shares of convertible Preferred Stock for an aggregate consideration of $2.5 million. All of the shares of Preferred Stock were purchased by General Atlantic Corporation ("GAC"), the Company's largest stockholder. On April 17, 1996, the Bankruptcy Court entered the Final Decree, which administratively closed Solo Serve's Chapter 11 bankruptcy case.

         Pursuant to the Plan, the Company's existing common stock was subject to a one-for-two reverse split. The shares of Preferred Stock issued in connection with the Plan have a liquidation value of $1.80 per share, are convertible to an equal number of shares of Common Stock, have voting rights on an as converted basis, and are entitled to no preferential dividends. With the issuance of shares of Preferred Stock mentioned above, GAC increased its percentage ownership of the voting shares of the Company to approximately 62% from its pre-reorganization interest of approximately 44%.

         In October 1997 and March 1998 certain members of Company management (the "Management Holders") acquired a total of 1,964,686 shares of the Company's Common Stock from GAC. This represented all of GAC's shares of Common Stock and 709,686 of its shares of Preferred Stock, which were converted into shares of Common Stock at the time of the sale. GAC continues to own 679,203 shares of the Company's Preferred Stock, which represents approximately 16% of the aggregate voting stock of Solo Serve and all of the Company's issued and outstanding shares of Preferred Stock.

         Currently the Company has a significant net operating loss carryforward. Under applicable law and regulations, the Company's ability to utilize its net operating loss carryforward to offset future earnings could be severely limited if the Company experiences an ownership change as defined in
Section 382 of the Internal Revenue Code of 1986. The above mentioned equity infusion by GAC and stock acquisition by the Management Holders have not caused an ownership change as defined in Section 382. However, the Company's ability to utilize its net operating loss carryforward could be adversely affected if a purchaser were to acquire five percent (5%) or more of the Company's stock. The Management Holders and GAC have entered into a Stockholders Agreement which provides that no party thereto will sell, exchange, transfer or otherwise dispose of shares of the Company's Common Stock or Preferred Stock owned by such stockholder without the prior written consent of the other parties thereto and no party will exercise incentive stock options or other rights to acquire capital stock or will otherwise acquire capital stock of the Company without the prior written consent of the others. The Stockholders Agreement provides that the certificates representing shares of capital stock of the Company currently held by the parties, as well as any additional shares issued to the parties, shall each bear a legend evidencing the existence of the Stockholders Agreement and the restrictions upon transfer contained therein. The Stockholders Agreement terminates on March 17, 2001 unless terminated earlier or extended by agreement of all parties.

         The Company's business has been affected by a number of factors, including increased competition in its principal markets, weakness in the apparel industry, unfavorable economic conditions in certain markets and other factors, many of which are not within the Company's control. Increased promotional activities by other retailers as well as the opening of additional store locations in the Company's principal markets have resulted in significant sales decreases. The Company has maintained inventory at planned levels; however, the Company has experienced and continues to experience an unstable credit environment, principally with third party factors, which has from time to time resulted in constraints on the Company's ability to receive certain merchandise at optimum times and in optimum quantities. Continuing unfavorable business conditions and financial performance could heighten vendor and factor concern regarding the Company's creditworthiness, which could adversely affect the Company's ability to receive sufficient trade credit support to acquire adequate levels of inventory in the future. No assurance can be given that the Company will be successful in its efforts to improve sales and operations and reverse operating trends. Because of these uncertainties, any investment in the Company's common stock should be considered speculative.

FISCAL 1997 VERSUS FISCAL 1996

         Net revenues for fiscal 1997 decreased 13.9% from the prior year to $82.0 million from $95.2 million. Comparable stores net sales decreased 11.4%. Management attributes the sales decline principally to increased competitive pressures in its market areas, continuing unfavorable economic conditions in some of the Company's principal markets and less promotional activities than in prior years. Additionally the Company continues to experience an unstable credit environment, principally with third party factors, which results in periodic and occasionally significant constraints on the Company's ability to receive certain merchandise at optimum times and in optimum quantities, and which management believes negatively impacted sales.

         Gross profit for fiscal 1997 decreased $3.1 million to $24.7 million from $27.8 million in the prior year. Gross profit as a percentage of net revenues increased to 30.1% from 29.1% in fiscal 1996. The increase in gross profit percentage resulted principally from reduced shrinkage, reduced markdown expense, and reduced buying and distribution costs from those experienced in fiscal 1996. The Company has experienced declines in these costs as a percent of sales over the past two years.

         Selling, general and administrative ("SG&A") expenses for fiscal 1997 decreased $1.8 million, or 6.4%, to $26.4 million from $28.2 million for the prior year. The decrease was primarily the result of reductions in payroll costs, and the closing of three under-performing stores. Depreciation and amortization expenses for fiscal 1997 decreased 12.5% to $2.1 million from $2.4 million primarily due to some assets becoming fully depreciated and the write down of assets under FAS 121 in fiscal 1996.

         The Company experienced an operating loss of $4.4 million in fiscal 1997 compared to an operating loss of $3.9 million in fiscal 1996. This was primarily the result of decreased sales not being fully offset by increased margins.

         Net interest expense increased to $1.9 million in fiscal 1997 from $1.6 million in the prior year, primarily due to increased borrowings on the line of credit.

         During fiscal 1997, management has continued the business strategy developed and implemented in fiscal 1996, which seeks to achieve higher gross margins on lower comparable store sales than in prior years. The key elements of this strategy are lower average store inventories, quick price reduction on slower moving merchandise, constant flow of fresh merchandise, less promotional pricing, and a significantly reduced expense structure. The Company has also reduced SG&A expenses and buying and distribution costs. Although management believes this business strategy is appropriate in light of business conditions and recent sales trends, the Company's sales results have continued to be disappointing. The gains during fiscal 1997 in gross profit percent and reduced expenses have been offset by these sales declines during fiscal 1997 and the Company has continued to experience operating losses. No assurance can be given that the Company will be successful in its efforts to improve sales and operations and reverse recent operating trends.

FISCAL 1996 VERSUS FISCAL 1995

         Net revenues for fiscal 1996 decreased 13.3% from the prior year to $95.2 million from $109.8 million. Comparable stores net sales decreased 10.6%. Management attributed the sales decline principally to increased competitive pressures in its market areas, continuing unfavorable economic conditions in some of the Company's principal markets, less promotional activities than in comparable periods of fiscal 1995, and the effect that the Company's bankruptcy had on its core customers, whose purchasing decisions management believes to be driven by the availability of certain branded products, which the Company had difficulty obtaining immediately preceding and during the bankruptcy period. Net revenues were favorably impacted $559 thousand by the reclassification of certain revenue items which had been accounted for as a reduction in SG&A expenses in prior years.

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

         Expenses attributable to SG&A for fiscal 1996 decreased $1.4 million, or 4.7%, to $28.2 million from $29.6 million for the prior year. The decrease was the result of cost cutting measures, the closing of one under-performing store, termination of the Company's Post Retirement Benefit Plan, and adjustments to various balance sheet balances offset by an increase in SG&A expenses due to the above-referenced reclassification of certain revenue items which had been accounted for as a reduction in SG&A expenses in prior years. Depreciation and amortization expenses for fiscal 1996 decreased 14.3% to $2.4 million from $2.8 million primarily due to some assets becoming fully depreciated.

         At fiscal year end 1996, based on the revised cash flow estimates from the planned closure of two store locations, the Company wrote down the non-recoverable net book value ($525 thousand) of leasehold improvements and fixtures and equipment associated with the locations in accordance with FAS 121.

         The Company also recognized and recorded an unanticipated and non-recurring charge of $464 thousand in January 1997 which related to fiscal 1996. In recent years, the Company self-insured workers' compensation and medical insurance for its employees and purchased stop-loss coverage to limit its maximum exposure. In late fiscal 1996, a dependent of one of the Company's former employees who is covered by COBRA required expensive medical treatment which was not covered by the stop-loss provider, and the majority of this accrual relates to this claim, for less-than the accrued estimate previously made. During fiscal 1997 the claim was resolved and the Company's liability discharged. Effective January 1, 1997, the Company purchased fully insured coverage for medical and workers' compensation insurance.

         The Company experienced an operating loss, after the $525 thousand write down of fixed assets and the $464 thousand reserve for the non-recurring item, of $3.9 million in fiscal 1996 compared to an operating loss of $6.1 million in fiscal 1995.

         Net interest expense increased to $1.6 million in fiscal 1996 from $1.1 million in the prior year. During the pendency of the Chapter 11 bankruptcy case in fiscal 1995, the Company accrued interest on approximately $5.9 million in indebtedness secured by a first mortgage on the Company's distribution center, but did not accrue interest on any other pre-petition indebtedness. Interest expense on all indebtedness was accrued following the confirmation of the Plan. Had the Company accrued interest on all of its indebtedness for the full year, the interest expense for fiscal 1995 would have been approximately $1.8 million yielding a pro forma decrease in net interest expense of $200 thousand.

SEASONALITY AND QUARTERLY FLUCTUATIONS

The following tables sets forth certain unaudited quarterly information of the Company and includes all adjustments (consisting of normal recurring adjustments) that management considers necessary for a fair presentation of such information for the interim periods. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                               FISCAL 1996
                                                        -------------------------------------------------------------
                                                        1st Quarter     2nd Quarter      3rd Quarter     4th Quarter
                                                        -----------     -----------      -----------     -----------
                                                                      (in thousands, except per share data)
Net revenues                                              $  22,260       $  28,070        $  21,208       $  23,700

Gross Profit                                                  6,516           7,568            6,371           7,298

Net loss                                                       (973)         (1,221)          (1,472)         (1,819)

Net loss per share of common stock (basic                 $    (.34)       $   (.43)        $   (.52)       $   (.63)
  and diluted)









                                                                               FISCAL 1997
                                                        ------------------------------------------------------------
                                                        1st Quarter     2nd Quarter      3rd Quarter     4th Quarter
                                                        -----------     -----------      -----------     -----------
                                                                     (in thousands, except per share data)
Net revenues                                              $  19,603       $  21,365        $  16,745       $  24,333

Gross Profit                                                  5,617           5,991            5,017           8,118

Net loss                                                     (2,633)          ( 474)          (2,179)         (1,270)

Net loss per share of common stock (basic
  and diluted)                                            $    (.92)       $   (.17)        $   (.76)       $   (.45)

COMPARABLE STORE SALES

         The following table sets forth for fiscal 1995, fiscal 1996, and fiscal 1997 certain information regarding the percentage decrease in total comparable store sales adjusted so that all amounts relate to 52 weeks for the fiscal years.

                                                             Fiscal 1997
                   --------------------------------------------------------------------------------------------
                   Fiscal        Fiscal          First         Second         Third         Fourth
                    1995          1996          Quarter       Quarter        Quarter       Quarter         Year
                   ------        ------         -------       -------        -------       -------         ----
Total               (6%)          (11%)          (12%)         (19%)          (16%)          (2%)          (11%)

         Management attributes the comparable store net sales decrease principally to increased competitive pressures in its market areas, continuing unfavorable economic conditions in some of the Company's principal markets and less promotional activities than in prior years. Additionally the Company continues to experience an unstable credit environment, principally with third party factors, which results in periodic and occasionally significant constraints on the Company's ability to receive certain merchandise at optimum times and in optimum quantities, and which management believes negatively impacted sales.

         Management believes that fiscal 1997 fourth quarter sales were positively impacted by the Company's ability to receive appropriate quantities of quality goods for the Christmas selling season. Trade credit support was improved over that experienced in the comparable period of fiscal 1996, and the Company was able to improve both sales and gross profit as a result.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used by operating activities before reorganization items in fiscal 1997 was $2.5 million. The increased usage was primarily the result of the net loss. Capital expenditures were approximately $758,000 and consisted primarily of replenishment and refurbishment of existing equipment and facilities, a new POS register system at three of the Company's stores, new copy equipment for the advertising department, and upgrades in some computer equipment in the data processing department.

         The Company has a term note payable to Texas Commerce Bank ("TCB") which carries an interest rate of prime plus one-half percent and is due in equal monthly payments of principal and interest of $64,117 until January 1999, when the remaining principal balance of $4.5 million is due. The TCB note is secured by the Company's three owned store locations. These properties are currently subject to a contract for sale and leaseback, which, if completed is expected to result in the retirement of the TCB indebtedness.

         The Company also has a note payable to MetLife Capital Corporation (the "MetLife Note"), which is secured by various equipment and fixtures located at the corporate office and certain stores. The MetLife Note carries an interest rate of 8.0% and requires equal monthly payments, including principal and interest, of $35,044 until September 1998. The Company also had two mortgage notes payable, with identical terms (the "Mortgage Notes"), each of which was secured by the Company's corporate office and distribution center in San Antonio, Texas. The Mortgage Notes each carried an interest rate of 9.5% per annum and required aggregate monthly payments of principal and interest of $49,773 until December 2002, when the remaining aggregate principal balance of $5.4 million was to become due. Subsequent to January 31, 1998, the Company sold and leased back the distribution center and corporate office. The buyer, in turn, assumed the outstanding Mortgage Notes, which released the Company from any future liability on this indebtedness. (See Note 11.)

         On October 2, 1997, the Company replaced its previous revolving credit facility with a $12 million revolving credit facility with Sanwa Business Credit Corporation ("Sanwa"). The loan matures October 2, 2000. Principal will be due at maturity and interest only is due and payable in monthly installments.

         Under the loan agreement, the advance rate under the Sanwa credit facility is in an amount equal to 70% of the Company's eligible inventory during the period May 1 through December 10 of each year and 65% of eligible inventory at all other times. In addition to advances made based upon the percentage of eligible inventory, Sanwa made available an additional $750,000 upon receipt of a letter of credit in such amount from GAC, one of the Company's principal stockholders. In consideration for GAC's providing the $750,000 standby letter of credit to Sanwa, the Company granted GAC a second lien security interest (subordinated to Sanwa) on the assets of the Company pledged to Sanwa. Covenants under the loan agreement require the Company to maintain certain financial ratios.

         On March 17, 1998, the Company amended its loan agreement with Sanwa. The amendment waives compliance with the financial covenants at January 31, 1998, eliminates the Company's minimum net worth covenant entirely, and revises the interest coverage ratios for 1998. The amendment also increases the advance rate on the Company's eligible inventory from 65% to 70% from the date of the amendment through December 10, 1998 and provides an additional $600,000 available to borrow based upon a new $600,000 letter of credit in favor of Sanwa provided by GAC. The new $600,000 letter of credit, which is anticipated to terminate thirty days after consummation of the pending sale of the Company's three owned store locations, is in addition to the previously discussed $750,000 letter of credit provided by GAC, which is anticipated to terminate December 31, 1998. The letters of credit are secured by a second lien on substantially all of the assets of the Company other than real estate.

         On October 2, 1997, Charles M. Siegel, President and Chief Executive Officer of the Company, and a related family trust loaned the Company an aggregate amount of $500,000 (the Siegel Loan). The loan bears interest at a rate of prime plus 1%, and requires monthly payments of interest only for a period of five years, at which time the principal becomes due (October 31, 2002). The Siegel Loan is subordinate to the Sanwa credit facility and to repayment by the Company of any amounts advanced under the letter of credit issued by GAC. The Company may not repay any principal due under the Siegel Loan without Sanwa's prior consent and may make interest payments to Mr. Siegel only if there is no existing default by the Company under the Sanwa credit facility. In related transactions, Mr. Siegel purchased from GAC all of its common stock in the Company, and his employment contract with the Company was amended.

         In addition to the Sanwa credit facility, the Company is dependent upon short term trade credit as a source of inventory financing. Short term trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases and is either financed by the vendor or a third party factoring institution. The Company's inventories were $900 thousand more at fiscal year end 1997 than at fiscal year end 1996 and accounts payable increased $3.3 million.

         During the first quarter of fiscal 1998 the Company's business has been affected by a number of factors, including increased competition in its principal markets, weakness in the apparel industry, unfavorable economic conditions in certain markets and other factors, many of which are not within the Company's control. Increased promotional activities by other retailers as well as the opening of additional store locations in the Company's principal markets have resulted in significant sales decreases. The Company has maintained inventory at planned levels; however, the Company has experienced, and continues to experience an unstable credit environment, principally with third party factors, which has from time to time resulted in constraints on the Company's ability to receive certain merchandise at optimum times and in optimum quantities. Continuing unfavorable business conditions and financial performance could heighten vendor and factor concern regarding the Company's creditworthiness, which could adversely affect the Company's ability to receive sufficient trade credit support to acquire adequate levels of inventory in the future. No assurance can be given that the Company will be successful in its efforts to improve sales and operations and reverse operating trends. Because of these uncertainties, any investment in the Company's common stock should be considered speculative.

         If initiatives implemented in 1997 and early 1998 are not successful in improving overall financial performance and meeting liquidity requirements, the Company would consider other alternatives, including, without limitation, implementation of additional measures designed to enhance capital and reduce expenses and/or additional debt or equity financings.

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

ITEM 8. FINANCIAL STATEMENTS

         For the financial statements and supplementary data required by this
Item 8, see the Index to Financial Statements and Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On September 18, 1997, primarily as a result of the closing of its San Antonio office, the Company dismissed Price Waterhouse LLP as its independent accountants as previously reported in the Company's Current Report on Form 8-K for that date. The dismissal was approved by the Audit Committee and the Company's Board of Directors. Price Waterhouse LLP's reports on the financial statements for the two most recent fiscal years did not contain an adverse opinion, disclaimer of opinion, qualification or modification as to uncertainty, audit scope or accounting principles, except that such reports included an explanatory paragraph expressing substantial doubt as to the Company's ability to continue as a going concern. Furthermore, during the two most recent fiscal years and through September 18, 1997, there were no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Price Waterhouse LLP, would have caused that firm to make reference to the subject matter of such disagreements in its reports on the financial statements for such years.

         On September 18, 1997, the Company appointed Ernst & Young LLP as its independent accountants. During the two most recent fiscal years and through September 18, 1997, the Company had not consulted with Ernst & Young LLP regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Incorporated by reference to the Proxy Statement expected to be filed by the Company no later than May 30, 1998.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the Proxy Statement expected to be filed by the Company no later than May 30, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the Proxy Statement expected to be filed by the Company no later than May 30, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



Incorporated by reference to the Proxy Statement expected to be filed by the Company no later than May 30, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Financial Statements

     The following financial statements of the Company are included following the Index to Financial Statements and Schedule on page F-1 of this Report.

         Reports of Independent Accountants

         Balance Sheets

         Statements of Operations

         Statements of Changes in Stockholders' Equity (Deficit)

         Statements of Cash Flows

         Notes to Financial Statements

(a)2. Financial Statement Schedule

     The following financial statement schedule is included following the Index to Financial Statements and Schedule on page F-1 of this Report.

         Report of Independent Accountants on Financial Statement Schedule

X.    Supplementary Statements of Operations Information

     All other schedules have been omitted because they are not applicable, not required under the instructions or the information requested is set forth in the financial statements or related notes thereto.

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

 10.3 Tax Allocation Agreement between the Company and General Atlantic Corporation (1)

 10.4 Form of Indemnity Agreement between Directors, Executive Officers and the Company (1)

 10.5    Associate Stock Purchase Plan of the Company (2)

 10.6    Retirement Savings Plan and Trust of the Company (2)

 10.7 Mortgage Note A, dated November 20, 1992, in principal amount of $4,940,000, with the Company as Maker and Nationwide Life Insurance Company as Holder (2)

 10.8 Mortgage Note B, dated November 20, 1992, in principal amount of $1,000,000, with the Company as Maker and Employers Life Insurance Company of Wausau as Holder (2)

 10.9 Subscription Agreement between the Company and General Atlantic Corporation (7)

 10.10   Solo Serve Corporation 1995 Stock Incentive Plan (8) +

 10.11   Solo Serve Corporation Director Stock Option Plan (8) +

 10.12   First Amendment to Solo Serve Corporation Director Stock Option
         Plan *+

 10.13 Loan and Security Agreement, dated as of June 20, 1995, by and between Solo Serve Corporation and Congress Financial Corporation (Southwest)
         (7)

 10.14 Amended Loan and Security Agreement, dated July 18, 1995, by and between Solo Serve Corporation and MetLife Capital Corporation (8)

 10.15 Loan Modification Agreement, dated July 18, 1995, by and among Solo Serve Corporation, Nationwide Life Insurance Company, and Employers Life Insurance Company (8)

 10.16 Promissory Note, dated July 31, 1995, in principal amount of $5,565,000, with the Company as Maker, and Texas Commerce Bank National Association as Holder (8)

 10.17 Loan Modification Agreement, dated October 27, 1995, by and between Solo Serve Corporation and Congress Financial Corporation (Southwest)
         (9)

 10.18   Consulting Services Agreement between the Company and Robert J. Grimm
         (10) +

 10.19 Second Amendment to Loan and Security Agreement, dated January 31, 1996, by and between Solo Serve Corporation and Congress Financial Corporation (Southwest) (11)

 10.20 Letter Agreement dated January 23, 1996 by and between the Company and MetLife Capital Corporation modifying the Loan and Security Agreement between the Company and MetLife Capital Corporation, as amended on July 18, 1995 (11)

 10.21 Amendment No. 3 to Loan and Security Agreement by and between Solo Serve Corporation and Congress Financial Corporation (Southwest) dated June 26, 1996 (12)

 10.22 Letter of Credit and Security Agreement between Solo Serve Corporation and General Atlantic Corporation dated as of June 26, 1996 (12)

 10.23 Intercreditor and Subordination Agreement between Congress Financial Corporation (Southwest) and General Atlantic Corporation dated as of June 26, 1996, as acknowledged and agreed to by Solo Serve Corporation
         (12)

 10.24   Consulting Agreement between the Company and Charles Siegel (13) +

 10.25   Employment Agreement between the Company and Charles Siegel (13) +

 10.26 Amendment No. 4 to Loan and Security Agreement by and between Solo Serve Corporation and Congress Financial Corporation (Southwest) dated as of September 1, 1996 (13)

 10.27 Amendment No. 5 to Loan and Security Agreement by and between Solo Serve Corporation and Congress Financial Corporation (Southwest) dated as of March 31, 1997 (14)

 10.28 Letter Agreement dated March 28, 1997 by and between the Company and MetLife Capital Corporation modifying the Loan and Security Agreement between the Company and MetLife Capital Corporation, as amended on July 18, 1995 (14)

 10.29   Letter Agreement dated July 8, 1996 by and between the Company and Ross
         E. Bacon (14)+

 10.30 Amendment No. 6 to Loan and Security Agreement by and between Solo Serve Corporation and Congress Financial Corporation (Southwest) dated as of May 19, 1997 (14)

 10.31 Agency Agreement by and between Solo Serve Corporation and Hilco/Great American Group dated May 7, 1997, as amended together with related agreements (15)

 10.32 Amendment No. 7 to Loan and Security Agreement by and between Solo Serve Corporation and Congress Financial Corporation (Southwest) dated June 16, 1997 (15)

 10.33 Standby Guarantee and Indemnification Agreement by and between Solo Serve Corporation and Congress Financial Corporation (Southwest) dated June 16, 1997 (15)

 10.34 Commitment Letter of Sanwa Business Credit Corporation dated September 8, 1997 (16)

 10.35   Letter of Price Waterhouse LLP dated September 18, 1997 (17)

 10.36 Loan and Security Agreement by and between the Company and Sanwa Business Credit Corporation (18)

 10.37   Employment Agreement by and between the Company and Charles M. Siegel
         (18)+

 10.38 Subordinated Promissory Note of the Company to Charles Siegel in Principal Amount of $400,000 (18)

 10.39 Subordinated Promissory Note of the Company to The Siegel Family Trust in Principal Amount of $100,000 (18)

 10.40 Letter of Credit and Security Agreement by and between the Company and General Atlantic Corporation (18)

 10.41 Subordination and Intercreditor Agreement by and among the Company, Sanwa Business Credit Corporation, and General Atlantic Corporation
         (18)

 10.42 Subordination and Intercreditor Agreement by and among the Company, Sanwa Business Credit Corporation, Charles M. Siegel, and The Siegel Family Trust (18)

 10.43 First Amendment to Loan and Security Agreement by and between the Company and Sanwa Business Credit Corporation (19)

 10.44 Amended and Restated Letter of Credit and Security Agreement by and between the Company and General Atlantic Corporation (19)

 10.45   Stockholder Agreement (19)

 10.46   Employment Agreement between the Company and Ross Bacon (19)+

 10.47   Employment Agreement between the Company and Mark Blankenship (19)+

 10.48   Employment Agreement between the Company and Terry Lalosh (19)+

 10.49   Lease Agreement between the Company and Koontz/McCombs 1, Ltd.*

 10.50   Earnest Money Contract between the Company and Koontz/McCombs, LLC*

 10.51 Escrow and Security Agreement by and among the Company, Nationwide Life Insurance Company, Employers Life Insurance Company of Wasuau, Koontz/McCombs 1, Ltd. and Holliday Fenoglio Fowler, L.P.*

 10.52 Assumption Agreement by and among the Company, Nationwide Life Insurance Company, Employers Life Insurance Company of Wasuau, Koontz/McCombs 1, Ltd., Koontz/McCombs, LLC and Bart C. Koontz*

 21.1    Subsidiaries of the Registrant (14)

 23.1    Consent of Independent Accountants *

 23.2    Consent of Independent Accountants *

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

 (13) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended August 3, 1996.

 (14) Incorporated by reference to the Exhibits filed to the Company's Annual Report on Form 10-K for the Fiscal Year ended February 1, 1997.

 (15) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended May 3, 1997.

 (16) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended August 2, 1997.

 (17) Incorporated by reference to the Exhibits filed on the Company's Current Report on Form 8-K for September 18, 1997.

 (18) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for October 2, 1997.

 (19) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for March 17, 1998.


         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SOLO SERVE CORPORATION


By: /s/ Charles M. Siegel
   ------------------------------------------------
    Charles M. Siegel
    President and Chief Executive Officer


By: /s/ Ross E. Bacon
   ------------------------------------------------
    Ross E. Bacon,
    Executive Vice President and Chief Operating
    and Financial Officer, Treasurer and Secretary
    (Principal Financial and Accounting Officer)


DATED:  May 1, 1998


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


    Signature                            Name and Title                    Date
    ---------                            --------------                    ----
/s/ Charles M. Siegel               President and Chief Executive          May 1, 1998
-----------------------------       Officer, Director
Charles M. Siegel


/s/ Ross E. Bacon                   Executive Vice President and           May 1, 1998
-----------------------------       Chief Operating and Financial
Ross E. Bacon                       Officer, Treasurer and Secretary
                                    (Principal Financial and
                                    Accounting Officer)


/s/ Robert J. Grimm                 Chairman of the Board                  May 1, 1998
-----------------------------
Robert J. Grimm

/s/ Stephen P. Reynolds             Director                               May 1, 1998
-----------------------------
Stephen P. Reynolds

/s/ John C. Seiler                  Director                               May 1, 1998
-----------------------------
John C. Seiler

/s/ Walter H. Teninga               Director                               May 1, 1998
-----------------------------
Walter H. Teninga

                             SOLO SERVE CORPORATION
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

        As of January 31, 1998 and for the 3 years ended February 3, 1996,
                    February 1, 1997 and January 31, 1998



  Reports of Independent Auditors..............................................................     F-2

  Balance Sheets...............................................................................     F-3

  Statements of Operations.....................................................................     F-4

  Statements of Changes in Stockholders' Equity (Deficit)......................................     F-5

  Statements of Cash Flows.....................................................................     F-6

  Notes to Financial Statements................................................................     F-7

  Financial Statement Schedule

  Reports of Independent Auditors on Financial Statement Schedule..............................     S-1

  Schedule X - Supplementary Statements of Operations Information..............................     S-3



Schedules not included above have been omitted because they are not applicable or the required information is shown in the financial statements or related notes.

                         Report of Independent Auditors


Board of Directors and Stockholders
Solo Serve Corporation

We have audited the accompanying balance sheet of Solo Serve Corporation as of January 31, 1998, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solo Serve Corporation at January 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As more fully described in Note 1, the Corporation's Plan of Reorganization was approved by creditors and shareholders and confirmed by the United States Bankruptcy Court on July 6, 1995 and became effective on July 18, 1995. The Corporation's recurring operating losses since the effective date of the Plan of Reorganization raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to future operations are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                 Ernst & Young LLP

April 10, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Solo Serve Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respect, the financial position of Solo Serve Corporation and its subsidiary (the Company) at February 1, 1997, and the results of their operations and their cash flows for each of the two years in the period ended February 1, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company's Plan of Reorganization was approved by creditors and shareholders and confirmed by the United States Bankruptcy Court on July 6, 1995 and became effective on July 18, 1995. The Company's recurring operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to future operations are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PRICE WATERHOUSE LLP

San Antonio, Texas
May 14, 1997





                                      F-2A

                             SOLO SERVE CORPORATION
                                 BALANCE SHEETS

ITEM 1.  Financial Statements


ASSETS                                                                          FEBRUARY 1, 1997  JANUARY 31, 1998
                                                                                ----------------  -----------------
   CURRENT ASSETS:
       Cash                                                                       $  1,065,564      $  1,042,357
       Inventory                                                                    11,107,938        12,030,628
       Other current assets                                                            988,469         1,412,914
                                                                                  ------------      ------------
           Total current assets                                                     13,161,971        14,485,899
   Property and equipment, net                                                      12,935,322        11,897,807
   Goodwill, net                                                                       290,000              --
                                                                                  ------------      ------------
       TOTAL ASSETS                                                               $ 26,387,293      $ 26,383,706
                                                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


   CURRENT LIABILITIES:
       Accounts payable                                                           $  3,983,898      $  7,295,493
       Accrued expenses                                                              2,339,615         2,329,506
       Current portion of long-term debt                                               770,602         5,140,895
                                                                                  ------------      ------------
           Total current liabilities                                                 7,094,115        14,765,894

   Long-term debt                                                                   14,960,600        13,340,959
   Note payable to stockholder                                                            --             500,000
   Commitments and contingencies                                                          --                --
                                                                                  ------------      ------------

       TOTAL LIABILITIES                                                            22,054,715        28,606,853
                                                                                  ------------      ------------

   STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.01 par value, 2,000,000 shares authorized, 1,388,869
       shares issued and outstanding at February 1, 1997 and January 31, 1998           13,889            13,889
     Common stock, $.01 par value; 8,000,000 shares authorized, 2,856,126
       shares issued and outstanding at February 1, 1997 and January 31, 1998           28,562            28,562
     Capital in excess of par value                                                 24,410,290        24,410,290

     Retained earnings (deficit)                                                   (20,120,163)      (26,675,888)
                                                                                  ------------      ------------

       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                          4,332,578        (2,223,147)
                                                                                  ------------      ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                       $ 26,387,293      $ 26,383,706
                                                                                  ============      ============


   The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                               FOR THE FISCAL YEAR ENDED
                                                                     FEBRUARY 3, 1996   FEBRUARY 1, 1997    JANUARY 31, 1998
                                                                     ----------------   ----------------    ----------------
Number of weeks in fiscal year                                              53                 52                   52
                                                                     ----------------   ----------------    ----------------
Net revenues                                                           $ 109,823,364      $  95,237,689      $  82,045,778

Cost of goods sold (including buying and distribution,
 excluding depreciation shown below)                                      83,474,450         67,484,703         57,302,606
                                                                       -------------      -------------      -------------

Gross profit                                                              26,348,914         27,752,986         24,743,172


Selling, general, and administrative expense                              29,620,266         28,203,345         26,414,436

Depreciation and amortization expense                                      2,815,024          2,420,868          2,062,041

Store closure expense                                                           --                 --              622,224

Write down of property and equipment                                            --              525,000               --

Non-recurring charge                                                            --              464,000               --

                                                                       -------------      -------------      -------------

Operating loss                                                            (6,086,376)        (3,860,227)        (4,355,529)

Interest expense, (contractual interest of $1,791,412 for the
  53 weeks ended February 3, 1996)                                         1,129,346          1,624,320          1,933,853
                                                                       -------------      -------------      -------------

Loss before reorganization items, income taxes and
  extraordinary items                                                     (7,215,722)        (5,484,547)        (6,289,382)
                                                                       -------------      -------------      -------------

Reorganization Items:

  Loss on disposal of stores                                                 553,222               --                 --
  Provision for other reorganization expenses                              1,421,754               --                 --
  Interest earned on accumulated cash resulting from
    Chapter 11 proceedings                                                  (188,283)              --                 --
                                                                       -------------      -------------      -------------
                                                                           1,786,693               --                 --
                                                                       -------------      -------------      -------------
Loss before income taxes and extraordinary items                          (9,002,415)        (5,484,547)        (6,289,382)
                                                                       -------------      -------------      -------------

Provision for (benefit from) income taxes:
    Deferred                                                              (1,418,200)              --                 --
                                                                       -------------      -------------      -------------
                                                                          (1,418,200)              --                 --
                                                                       -------------      -------------      -------------
Loss before extraordinary items                                           (7,584,215)        (5,484,547)        (6,289,382)

Extraordinary items:
      Gain on discharge of debt (net of tax effect of ($1,418,200)         2,752,975               --                 --
                                                                                --                 --             (266,343)
       Loss on early retirement of debt (net of tax effect)
                                                                       -------------      -------------      -------------

Net loss                                                               $  (4,831,240)     $  (5,484,547)     $  (6,555,725)
                                                                       =============      =============      =============

Loss per common share before extraordinary item                        $       (2.10)     $       (1.92)     $       (2.20)
                                                                       =============      =============      =============

Extraordinary gain (loss) per common share                             $        0.76               --        $       (0.10)
                                                                       =============      =============      =============

Net loss per common share (basic and diluted)                          $       (1.34)     $       (1.92)     $       (2.30)
                                                                       =============      =============      =============

Weighted average common shares outstanding                                 3,604,853          2,856,126          2,856,126
                                                                       =============      =============      =============


   The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                           Preferred
                                                                                                             Stock     Common Stock
                                                  Preferred     Common Stock   Preferred       Common     Capital in    Capital in
                                                 Stock Shares     Shares       Stock $.01    Stock $.01    Excess of    Excess of
                                                 Outstanding    Outstanding    par value     par value     par value    par value
                                                 ------------  -------------   ----------    ----------   ----------   ------------
Balance at January 28, 1995                                      5,712,252                     57,123                  21,895,618
                                                  ---------      ---------      -------        ------    ----------    ----------

     Proceeds from issuance of preferred stock    1,388,889                     $13,889                  $2,486,111

     Common stock one-for-two reverse split                     (2,856,126)                   (28,561)                     28,561

     Net Loss
                                                  ---------      ---------      -------        ------    ----------    ----------
Balance at February 3, 1996                       1,388,889      2,856,126       13,889        28,562     2,486,111    21,924,179
                                                  ---------      ---------      -------        ------    ----------    ----------

         Net Loss
                                                  ---------      ---------      -------       -------    ----------  ------------
Balance at February 1, 1997                       1,388,889      2,856,126      $13,889       $28,562    $2,486,111  $ 21,924,179
                                                  ---------      ---------      -------       -------    ----------  ------------

         Net Loss
                                                  =========      =========      =======       =======    ==========  ============
Balance at January 31, 1998                       1,388,889      2,856,126      $13,889       $28,562    $2,486,111  $ 21,924,179
                                                  =========      =========      =======       =======    ==========  ============


                                                                           Retained
                                                                           Earnings
                                                                           (Deficit)      Total
                                                                          ----------   -----------
Balance at January 28, 1995                                               (9,804,376)   12,148,365
                                                                          ----------    ----------

     Proceeds from issuance of preferred stock                                           2,500,000

     Common stock one-for-two reverse split                                                      -

     Net Loss                                                             (4,831,240)   (4,831,240)
                                                                        ------------    ----------
Balance at February 3, 1996                                              (14,635,616)    9,817,125
                                                                        ------------    ----------

         Net Loss                                                         (5,484,547)   (5,484,547)
                                                                        ------------    ----------
Balance at February 1, 1997                                             $(20,120,163)   $4,332,578
                                                                        ------------    ----------

         Net Loss                                                         (6,555,725)   (6,555,725)
                                                                        ============   ===========
Balance at January 31, 1998                                             $(26,675,888)  $(2,223,147)
                                                                        ============   ===========


   The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                FOR THE FISCAL YEAR ENDED
                                                                    FEBRUARY 3, 1996   FEBRUARY 1, 1997   JANUARY 31, 1998
                                                                    ----------------   ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) before extraordinary items                    $  (4,831,239)     $  (5,484,547)     $  (6,289,382)
    Extraordinary Items                                                 2,752,975               --             (266,343)
                                                                    -------------      -------------      -------------
    Net loss                                                           (7,584,214)        (5,484,547)        (6,555,725)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH
    Depreciation                                                        2,694,492          2,300,868          1,772,041
    Amortization of intangibles                                           120,532            120,000            290,000
    Loss on retirement and write down of leasehold improvements           208,070            652,573             23,770
     and property and equipment
   Changes in assets and liabilities
    (Increase) decrease in inventories                                    738,648          3,102,242           (922,690)
    (Increase) decrease in other current assets                           181,519          1,285,161           (424,445)
    (Increase) decrease in non-current receivables                      1,662,935               --                 --
    Decrease (increase) in long-term deferred income taxes             (1,418,200)              --                 --
    Increase (decrease) in accounts payable                            (1,652,125)           557,077          3,311,595
    (Decrease) increase in accrued expenses                              (606,607)          (870,395)           (10,109)
    (Decrease) increase in long-term postretirement benefit                63,900           (565,200)              --
     obligation
                                                                    -------------      -------------      -------------
    Total adjustments                                                   1,993,164          6,582,326          4,040,162
                                                                    -------------      -------------      -------------
    Net cash provided by (used in) operating activities
       before reorganization items                                     (5,591,050)         1,097,779         (2,515,563)


OPERATING CASH FLOWS FROM REORGANIZATION ITEMS:
  Payments made on reorganization costs                                (1,185,823)              --                 --
  Non cash items from reorganization                                   (1,132,424)          (460,612)              --
  Loss on disposal of stores                                              553,222               --                 --
  Provision for other reorganization expenses                             257,139               --                 --
                                                                    -------------      -------------      -------------
  Net cash provided by (used in)  operating activities                 (7,098,936)           637,167         (2,515,563)
                                                                    -------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                 (877,402)          (254,494)          (758,296)
                                                                    -------------      -------------      -------------
    Net cash provided by (used in)  investing activities                 (877,402)          (254,494)          (758,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under long-term debt                                      25,067,240        103,367,509         90,527,193
  Payments under long-term debt                                       (21,969,755)      (103,456,145)       (87,776,541)
  Borrowings from stockholder                                                --                 --              500,000
                                                                    -------------      -------------      -------------
  Net cash provided by (used in) finance activities before              3,097,485            (88,636)         3,250,652
     reorganization items

FINANCING CASH FLOWS FROM REORGANIZATION ITEMS:
  Distributions to claimants under plan of reorganization             (13,933,177)              --                 --
  Sale of preferred stock                                               2,500,000               --                 --
                                                                    -------------      -------------      -------------
  Net cash provided by (used in)  financing activities                 (8,335,692)           (88,636)         3,250,652
                                                                    -------------      -------------      -------------

  Net increase (decrease) in cash                                     (16,312,030)           294,037            (23,207)

  Cash at beginning of year                                            17,083,557            771,527          1,065,564
                                                                    -------------      -------------      -------------
  Cash at end of year                                               $     771,527      $   1,065,564      $   1,042,357
                                                                    =============      =============      =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the  period for:
  Interest                                                          $   1,116,300      $   1,579,691      $   1,826,707



   The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:


BUSINESS

         Solo Serve Corporation (the "Company") was incorporated in the State of Texas on June 1, 1979 and was a majority-owned subsidiary of General Atlantic Corporation ("GAC") until its initial public offering of shares of common stock on April 29, 1992. The Company was reincorporated in Delaware in December 1991. The Company is engaged in the operation of off-price retail department stores located in Texas and Louisiana. The Company has a 52/53 week fiscal year ending on the Saturday closest to January 31.

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

INVENTORY

         Inventory is stated at the lower of cost or market. Cost is determined by the specific identification method. The cost effects of permanent retail reductions for slow moving items are charged to cost of goods sold in the period such reductions are incurred.

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

PRE-OPENING EXPENSES

         Pre-opening expenses are charged to expense over the first twelve months of operations.

REVENUE RECOGNITION

         The Company recognizes revenue as merchandise is sold.

LAYAWAY SALES

         Layaway sales are recognized in full when the layaway deposit is received, and the unpaid balance is recorded as accounts receivable. Cancellations result in a decrease in recorded sales and cost of sales. Cancellation fees and service fees required to place a purchase in layaway are recognized as revenue.

RENTAL EXPENSE

         Rental expense for leases with escalation clauses is recorded on a straight-line basis.

ADVERTISING COSTS

         The Company expenses advertising costs as incurred. Advertising expense for the fiscal years 1995, 1996 and 1997 was $3,742,000, $2,978,000 and
$2,652,000, respectively.

                             SOLO SERVE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)


EARNINGS PER SHARE

         The computation of basic and diluted earnings per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents (stock options and voting, convertible preferred stock) outstanding during each period (Note 7).

REORGANIZATION AND MANAGEMENT'S PLANS

         On July 21, 1994, the Company filed a petition under Chapter 11 of the Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Western District of Texas (the "Bankruptcy Court"). On July 6, 1995, the Bankruptcy Court approved a Proposed Plan of Reorganization (the "Plan") jointly sponsored by the Official Committee of Unsecured Creditors and Texas Commerce Bank San Antonio, N.A. ("TCB"), which became effective on July 18, 1995. On the effective date of the Plan, the Company issued 1,388,889 shares of convertible Preferred Stock for an aggregate consideration of $2.5 million. All of the shares of Preferred Stock was purchased by General Atlantic Corporation ("GAC"), the Company's largest stockholder. On April 17, 1996, the Bankruptcy Court entered the Final Decree, which administratively closed Solo Serve's Chapter 11 bankruptcy case.

         Pursuant to the Plan, the Company's existing common stock was subject to a one-for-two reverse split. The shares of Preferred Stock issued in connection with the Plan have a liquidation value of $1.80 per share, are convertible to an equal number of shares of Common Stock, have voting rights on an as converted basis, and are entitled to no preferential dividends. With the issuance of shares of Preferred Stock mentioned above, GAC increased its percentage ownership of the voting shares of the Company to approximately 62% from its pre-reorganization interest of approximately 44%. In October 1997 and March 1998 certain members of Company management (the "Management Holders") acquired a total of 1,964,686 shares of the Company's Common Stock from GAC. This represented all of GAC's shares of Common Stock and 709,686 of its shares of Preferred Stock which were converted to shares of Common Stock. GAC continues to own 679,203 shares of the Company's Preferred Stock, which represents approximately 16% of the aggregate voting stock of Solo Serve and all of the Company's issued and outstanding shares of Preferred Stock.

         Currently the Company has a significant net operating loss carryforward. Under applicable law and regulations, the Company's ability to utilize its net operating loss carryforward to offset future earnings could be severely limited if the Company experiences an ownership change as defined in
Section 382 of the Internal Revenue Code of 1986. The above mentioned equity infusion by GAC and stock acquisition by the Management Holders have not caused an ownership change as defined in Section 382. However, the Company's ability to utilize its net operating loss carryforward could be adversely affected if a purchaser were to acquire five percent (5%) or more of the Company's stock. The Management Holders and GAC have entered into a Stockholders Agreement which provides that no party thereto will sell, exchange, transfer or otherwise dispose of shares of the Company's Common Stock or Preferred Stock owned by such stockholder without the prior written consent of the other parties thereto and no party will exercise incentive stock options or other rights to acquire capital stock or will otherwise acquire capital stock of the Company without the prior written consent of the others. The Stockholders Agreement provides that the certificates representing shares of capital stock of the Company currently held by the parties, as well as any additional shares issued to the parties, shall each bear a legend evidencing the existence of the Stockholders Agreement and the restrictions upon transfer contained therein. The Stockholders Agreement terminates on March 17, 2001 unless terminated earlier or extended by agreement of all parties.

         The Company's business has been affected by a number of factors, including increased competition in its principal markets, weakness in the apparel industry, unfavorable economic conditions in certain markets and other factors, many of which are not within the Company's control. Increased promotional activities by other retailers as well as the opening of additional store locations in the Company's principal markets have resulted in significant sales decreases. The Company has maintained inventory at planned levels; however, the Company has experienced and continues to experience an unstable credit environment, principally with third party factors, which has from time to time resulted in constraints on the Company's ability to receive certain merchandise at optimum times and in optimum quantities. Continuing unfavorable business conditions and financial performance could heighten vendor and factor concern regarding the Company's creditworthiness, which could adversely affect the Company's ability to receive sufficient trade credit support to acquire adequate levels of inventory in the future.

         In response to these conditions, management restructured its lending arrangements, opened stores in markets smaller than it has traditionally served, and entered into contracts to sell and leaseback all of its owned properties. If current plans to improve overall financial performance and meet liquidity requirements are not successful, the Company would consider other alternatives designed to enhance liquidity, including additional debt or equity financings, or other strategic alternatives


NOTE 2 - PROPERTY AND EQUIPMENT:

                 Property and equipment stated at cost is comprised of:

                                        ESTIMATED USEFUL LIFE         FEBRUARY 1, 1997      JANUARY 31, 1998
                                       ------------------------       ----------------      ----------------
Land                                                                   $   2,006,031        $     2,006,031
Furniture, fixtures and equipment             3-10                        17,306,704             17,662,200
Leasehold improvements                       10-15                         4,541,925              4,831,406
Buildings                                    20-40                         8,683,897              8,683,897
                                                                       -------------        ---------------
                                                                          32,538,557             33,183,534
Less accumulated depreciation                                             19,603,235             21,285,727
                                                                       =============        ===============
                                                                       $  12,935,322        $    11,897,807
                                                                       =============        ===============

         During the second quarter of 1995, the Company closed its store in Montgomery, Alabama and recorded a loss on the disposal of approximately $553,000, which is included in reorganization items.

         During the second quarter of fiscal 1997, the Company closed two stores and during the fourth quarter closed a third, all in Louisiana. This resulted in a charge of approximately $622,000 to store closure expense for inventory adjustments, and lease terminations related to these stores. In fiscal 1996, based on the revised cash flow estimates from these three locations, the Company recorded a $525,000 write-down of the net book value of leasehold improvements and fixtures and equipment associated with these locations.

                             SOLO SERVE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


NOTE 3 - ACCRUED EXPENSES:

              Accrued expenses are comprised of:

                                     FEBRUARY 1, 1997       JANUARY 31, 1998
                                     ----------------       -----------------
Accrued rent                         $  756,471              $  703,224
Accrued sales and property taxes        534,612                 526,311
Voluntary benefits                      217,078                 105,500
Employee benefits                       372,213                    --
Incentive compensation                   20,390                  52,561
Layaway escrow                           21,621                  36,532
Reserve for store closing                  --                   290,097
Other                                   417,230                 615,281
                                     ==========              ==========
                                     $2,339,615              $2,329,506
                                     ==========              ==========


NOTE 4 - LONG-TERM DEBT:

                Long-term debt consists of the following:

                                                                              FEBRUARY 1, 1997  JANUARY 31, 1998
                                                                              ----------------  ----------------
Notes payable to bank, interest at prime plus 1/2% (9.0% at January 31,
     1998) secured by properties                                              $ 5,131,406          $ 4,808,716

Note payable to insurance company, interest at 8.0%; secured by
     equipment and properties                                                     654,132              272,127

Mortgage notes payable to insurance companies, interest at 9.5%;
     secured by the distribution center                                         5,760,664            5,706,011

Revolving credit facility, interest at prime plus 1% (9.5% at January 31,
     1998); secured primarily by inventory                                      4,185,000            7,695,000
                                                                              -----------          -----------
                                                                               15,731,202           18,481,854
Less current portion                                                              770,602            5,140,895
                                                                              -----------          -----------

Long-term portion                                                             $14,960,600          $13,340,959
                                                                              ===========          ===========


         The Company has a term note payable to Texas Commerce Bank ("TCB") due in equal monthly payments of principal and interest of $64,117 until January 1999, when the remaining principal balance of $4.5 million is due. The TCB note is secured by the Company's three owned store locations. These properties are currently subject to a contract for sale and leaseback, which, if completed is expected to result in the retirement of the TCB indebtedness.

         The Company also has a note payable to MetLife Capital Corporation (the "MetLife Note"), which is secured by various equipment and fixtures located at the corporate office and certain stores. The MetLife Note requires equal monthly payments, including principal and interest, of $35,044 until September 1998. The Company also has two mortgage notes payable, with identical terms (the "Mortgage Notes"), each of which is secured by the Company's corporate office and distribution center in San Antonio, Texas. The Mortgage Notes require aggregate monthly payments of principal and interest of $49,773 until December 2002, when the remaining aggregate principal balance of $5.4 million is due. Subsequent to January 31, 1998, the Company sold and leased back the distribution center and corporate office. The buyer, in turn, assumed the outstanding Mortgage Notes, which released the Company from any future liability on this indebtedness. (See
Note 11.)

         On October 2, 1997, the Company replaced its previous revolving credit facility with a $12 million revolving credit facility with Sanwa Business Credit Corporation ("Sanwa"). The loan matures October 2, 2000. Principal will be due at maturity and interest only is due and payable in monthly installments.

         Under the loan agreement, the advance rate under the Sanwa credit facility is in an amount equal to 70% of the Company's eligible inventory during the period May 1 through December 10 of each year and 65% of eligible inventory at all other times. In addition to advances made based upon the percentage of eligible inventory, Sanwa made available an additional $750,000 upon receipt of a letter of credit in such amount from GAC, one of the Company's principal stockholders. In consideration for GAC's providing the $750,000 standby letter of credit to Sanwa, the Company granted GAC a second lien security interest (subordinated to Sanwa) on the assets of the Company pledged to Sanwa. Covenants under the loan agreement require the Company to maintain certain financial ratios.

         On March 17, 1998, the Company amended its loan agreement with Sanwa. The amendment waives compliance with the financial covenants at January 31, 1998, eliminates the Company's minimum net worth covenant entirely, and revises the interest coverage ratios for 1998. If the Company fails to meet the revised interest coverage ratio, the entire balance due under the loan agreement would be reclassified as a current liability. The amendment also increases the advance rate on the Company's eligible inventory from 65% to 70% from the date of the amendment through December 10, 1998 and provides an additional $600,000 available to borrow based upon a new $600,000 letter of credit in favor of Sanwa provided by GAC. The new $600,000 letter of credit, which is anticipated to terminate thirty days after consummation of the pending sale of the Company's three owned store locations, is in addition to the previously discussed $750,000 letter of credit provided by GAC, which is anticipated to terminate December 31, 1998. The letters of credit are secured by a second lien on substantially all of the assets of the Company other than real estate.

         On October 2, 1997, Charles M. Siegel, President and Chief Executive Officer of the Company, and a related family trust loaned the Company an aggregate amount of $500,000 (the Siegel Loan). The loan bears interest at a rate of prime plus 1%, and requires monthly payments of interest only for a period of five years, at which time the principal becomes due (October 31, 2002). The Siegel Loan is subordinate to the Sanwa credit facility and to repayment by the Company of any amounts advanced under the letter of credit issued by GAC. The Company may not repay any principal due under the Siegel Loan without Sanwa's prior consent and may make interest payments to Mr. Siegel only if there is no existing default by the Company under the Sanwa credit facility. In related transactions, Mr. Siegel purchased from GAC all of its common stock in the Company, and his employment contract with the Company was amended.

         The Company has issued an unused $75,000 Letter of Credit in favor of Liberty Mutual Insurance Company.

         Future maturities of long-term debt by fiscal year are as follows:



                Fiscal
                ------
                1998                                   5,140,895
                1999                                      65,986
                2000                                   7,767,507
                2001                                      79,671
                2002                                   5,427,795
                                                     -----------
                                                     $18,481,854
                                                     ===========


         Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of long-term debt is estimated to be $18.5 million at January 31, 1998, including amounts payable within one year.

                             SOLO SERVE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE 5 - NON-RECURRING CHARGE:

         The Company recognized and recorded an unanticipated and non-recurring charge of $464,000 in fiscal 1996. In recent years, the Company self-insured workers' compensation and medical insurance for its employees and purchased stop-loss coverage to limit its maximum exposure. In late fiscal 1996, a dependent of one of the Company's former employees who is covered by COBRA required expensive medical treatment which was not covered by the stop-loss provider, and the majority of this accrual relates to this claim. During fiscal 1997 the claim was resolved and the Company's liability discharged. Effective January 1, 1997, the Company purchased fully insured coverage for medical and workers' compensation insurance.

NOTE 6 - INCOME TAXES:

         The principal reasons for the difference between the statutory federal income tax rate and the Company's provision for income taxes were:


                                                    FISCAL 1995      FISCAL 1996      FISCAL 1997
                                                    -----------      -----------      ------------
Tax benefit at statutory federal rate               $(1,642,307)     $(1,864,746)     $(2,138,390)
Other                                                   573,952           47,175           74,215
Increase in state net operating loss carryovers        (241,099)         (64,263)        (197,443)
Valuation allowance for net deferred asset            1,309,454        1,881,834        2,261,618
                                                    ===========      ===========      ===========
                                                    $         0      $         0      $         0
                                                    ===========      ===========      ===========



         The approximate tax effect of temporary differences that give rise to deferred tax assets (liabilities) is as follows:


                                                 FEBRUARY 1, 1997   JANUARY 31, 1998
                                                 ----------------  -----------------
Markdowns                                        $    276,239      $    260,554
Uniform inventory capitalization                      343,710           309,710
Voluntary benefits accrual                             73,807            35,870
Medical benefits accrual                              126,552              --
Accrued rent                                          257,199           239,095
Layaway sales                                         (22,782)          (22,472)
Difference in book and tax basis of property
    and equipment                                     611,690           873,628
Difference in book and tax basis of building        1,168,482         1,168,482
Store closing reserve                                    --              98,633
Net operating loss carryover                        8,015,698         9,949,889
General business credit carryover (expiring
    during the years 1996-2000)                       356,638           356,638
Alternative minimum tax carryover                     100,131            97,860
State net operating loss carryover                    797,626           995,069
Other, net                                            (82,117)          (78,465)
                                                 ------------      ------------

Total net tax assets                               12,022,873        14,284,491
Valuation allowance                               (12,022,873)      (14,284,491)
                                                 ============      ============
Deferred tax asset                               $          0      $          0
                                                 ============      ============


         Due to the increased operating loss carryforwards generated from the Company's continuing operations and reorganization, management believes that uncertainties exist such that it is unlikely that the Company's deferred tax assets will be realized in the future and therefore have recorded a valuation allowance equal to 100% of its existing net deferred tax asset. In fiscal 1995, 1996 and 1997, the Company recorded an additional valuation allowance of $1,309,454, $1,881,834 and $2,261,618, respectively for deferred tax assets generated in those years. The Company's net operating loss carryforward of approximately $29.5 million expires in the years 2008-2012.

                             SOLO SERVE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE 7 - STOCK OPTION PLAN:

         The Company has a stock option plan for certain key employees. The following table summarizes option activity for fiscal years 1995, 1996 and 1997:


                                              Weighted
                                               Average
                                              Exercise
Stock Options                    Shares        Price
-------------                    ------       --------
Outstanding January 28, 1995      458,780       3.50

Granted                           460,000       1.61
Canceled                         (468,780)      3.46
Exercised                            --         --
                                 --------      -----

Outstanding February 3, 1996      450,000       1.61

Granted                           281,000        .28
Canceled                         (370,000)      1.50
Exercised                            --
                                 --------      -----

Outstanding January 31, 1997      361,000      $0.69

Granted                              --         --
Canceled                          (21,000)       .25
Exercised                            --
                                 --------      -----

Outstanding January 31, 1998      260,000      $0.69
                                 ========      =====


At February 3, 1996, February 1, 1997, and January 31, 1998 exercisable stock options totaled 56,799; 176,500; and 300,334 shares and had weighted average exercise prices of $1.61, $0.69, and $0.69, respectively.

The weighted average fair value of options granted during the two years ended February 3, 1996 and February 1, 1997 was $1.61 and $0.28, respectively. No new options were granted during fiscal 1997.

On the effective date of the Plan, all existing stock options were canceled. A new Stock Incentive Plan was implemented on the Effective Date. The new plan provides for 500,000 shares to be available for grant after taking into effect the one-for-two reverse split. The 370,000 shares granted on August 8, 1995 were canceled during 1996, and were replaced by options to purchase 10,000, 25,000, 20,000, 75,000 and 151,000 shares at exercise prices of $.375, $.375, $.4375,
$.25 and $.25, respectively. The outstanding options are exercisable as follows:
141,000 in 1996; 95,334 in 1997; 20,333 in 1998 and 3,333 in 1999. On September
1, 1995 options to purchase 80,000 shares at an exercisable price of $2.125 per share were granted to Directors. On June 17, 1997 the Directors' options were repriced at $.1875. The Directors' options are exercisable as follows: 48,000 in 1996; 16,000 in 1997 and 16,000 in 1998. All options are exercisable for 10 years from the date of issuance, with the exception of options for 25,000 shares, which are exercisable for five years. The average remaining contractual life of these options is eight years.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans as allowed under FAS Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company has not recognized compensation expense for its stock options. Had compensation expense for the Company's stock options granted in fiscal 1996 and fiscal 1995 been determined based on the fair value at the grant dates consistent with the methodology of FAS No. 123, such compensation expense would have been $85,106, $151,045 and $35,071 in fiscal 1995, 1996 and 1997, respectively, and pro forma net loss and loss per share would have been as follows:

                             SOLO SERVE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE 7 - STOCK OPTION PLAN:   (CONTINUED)


                                                        FISCAL

                                       1995                1996             1997
                                       ----                ----             ----
Pro forma net loss                     $(4,916,346)      $(5,635,592)     $(6,590,796)
Pro forma net loss per  share,
basic and diluted                           $(1.36)           $(1.97)          $(2.31)


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:


                                                                 YEAR ENDED
                                              ------------------------------------------------
                                              FEBRUARY 3,       FEBRUARY 1,        JANUARY 31,
                                                 1996              1997               1998
                                              -----------       -----------        -----------
Assumptions used in determining the
   fair value of options granted:
     Expected volatility                            2.63              2.63             1.72
     Expected dividend yield                         -                 -                 -
     Expected life (term)                         6 years           6 years           6 years
     Risk-free interest rate                        5.29%             5.40%            6.50%


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

NOTE 8 - RETIREMENT SAVINGS PLAN AND TRUST:

         The Company adopted the Solo Serve 401(k) Retirement Savings Plan and Trust effective January 1, 1993. Participation in the Retirement Savings Plan is offered to eligible employees of the Company. Generally, all employees of the Company who are 21 years of age and who have six months of service are eligible for participation in the plan.

         The Retirement Savings Plan is a defined contribution plan which provides that participants generally may make voluntary salary deferral contributions, on a pre-tax basis, from 1% to 15% of their compensation in the form of voluntary payroll deductions. The Company may make discretionary contributions from its annual profits. During fiscal year 1995, the Company's contributions totaled $45,775. No contribution was made during fiscal 1996 or fiscal 1997.

                             SOLO SERVE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


NOTE 9 - COMMITMENTS AND CONTINGENCIES:

      The Company has operating leases for most of its retail store facilities. Rental expense for the years ended February 3, 1996, February 1, 1997 and January 31, 1998 amounted to $4,169,183, $4,080,767 and $4,128,871 respectively.
The Company has granted a license to an independent vendor to occupy 200 square feet of selling space and operate a fine jewelry department in six of the Company's stores. The following table summarizes payment under these leases:


                           NET FUTURE
          FUTURE MINIMUM    SUBLEASE         MINIMUM
FISCAL    LEASE PAYMENTS    INCOME        LEASE PAYMENT
          --------------  -----------     -----------
 1998       4,338,164         108,000       4,230,164
 1999       3,833,611          63,000       3,770,611
 2000       3,326,718            --         3,326,718
 2001       2,514,975            --         2,514,975
 2002       2,192,399            --         2,192,399
AFTER       5,497,877            --         5,497,877
          ===========     ===========     ===========
          $21,703,744     $   171,000     $21,532,744
          ===========     ===========     ===========


         Some of the Company's operating leases have additional rentals contingent on individual store sales. The Company may be required to pay additional rentals if certain sales levels are achieved. For the years ended February 3, 1996, February 1, 1997, and January 31, 1998 the Company paid nothing under additional rental agreements.

         The Company has an employment contract with its chief executive officer and president that provides for compensation arrangements. Subsequent to January 31, 1998, the Company entered into employment agreements with each of Messrs. Bacon, Lalosh and Blankenship which also provide for compensation arrangements.

         The Company is involved in litigation arising in the normal course of business. In the opinion of management, the outcome of this litigation will not have a material effect on the financial statements of the Company.

                             SOLO SERVE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE 10 - CALCULATION OF BASIC AND DILUTED EARNINGS PER SHARE:

          The following table sets forth the computation of basic and diluted earnings per share:


                                                                  FOR THE FISCAL YEAR ENDED
                                                       -------------------------------------------------
                                                        FEBRUARY 3,       FEBRUARY 1,        JANUARY 31,
                                                           1996              1997               1998
                                                       -------------      -----------      -------------
NUMERATOR
  Income (loss) before extraordinary item              $  (7,584,215)     $(5,484,547)     $  (6,289,382)
  Extraordinary item                                       2,752,975             --              266,343
                                                       -------------      -----------      -------------

  Numerator for basic earnings (loss)per  share-
    income available to common stock holders              (4,831,240)      (5,484,547)        (6,555,725)

  Effect of dilutive securities                                 --               --                 --
                                                       -------------      -----------      -------------

Numerator for diluted earnings (loss) per share-
  income available to common stockholders
  after assumed conversions                               (4,831,240)      (5,484,547)        (6,555,725)
                                                       =============      ===========      =============

DENOMINATOR:

  Denominator for basic earnings (loss) per share
    weighted-average shares                                3,604,853        2,856,126          2,856,126

  Effect of dilutive securities
    Employee stock options                                      --               --                 --
                                                       -------------      -----------      -------------

Denominator for diluted earnings (loss) per share-
  adjusted weighted-average shares,
  no assumed dilutions due to losses                       3,604,853        2,856,126          2,856,126
                                                       =============      ===========      =============


Basic earnings (loss) per common share:
         Loss before extraordinary item                $       (2.10)     $     (1.92)     $       (2.20)
         Extraordinary item                            $        0.76             --        $       (0.10)
         Net loss                                      $       (1.34)     $     (1.92)     $       (2.30)

Diluted earnings (loss) per common share:
         Loss before extraordinary item                $       (2.10)     $     (1.92)     $       (2.20)
         Extraordinary item                            $        0.76             --        $       (0.10)
         Net loss                                      $       (1.34)     $     (1.92)     $       (2.30)


NOTE 11 - EVENTS SUBSEQUENT TO YEAR END:

          On April 6, 1998, the Company sold and leased back its 440,000 square foot distribution center and corporate office in San Antonio, Texas. The buyer assumed the outstanding mortgage notes, and the Company realized approximately $1 million in cash, net of selling costs, debt assumption; and deposits. The Company has signed a 10 year lease for the property, and will continue to occupy the facility.

          In addition, each of three members of senior management acquired 236,562 shares of the Company's common stock from GAC, which shares GAC received upon conversion of an equal number of shares of the Company's preferred stock. Also, the Company's chief executive officer transferred to each of these three members of senior management, 80,000 shares of common stock.

                         Report of Independent Auditors



Board of Directors
Solo Serve Corporation

We have audited the financial statements of Solo Serve Corporation as of January 31, 1998, and for the year then ended, and have issued our report thereon dated April 10, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                              Ernst & Young LLP



San Antonio, Texas
April 10, 1998

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Solo Serve Corporation

Our audits of the consolidated financial statements referred to in our report dated May 14, 1997 appearing on page F-2A of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of the Form 10-K (and appearing on the following page S-3). In our opinion, this Financial Statement Schedule presents fairly, in all material respects, for each of the two years in the period ended February 1, 1997, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP


San Antonio, Texas
May 14, 1997

                                                                      SCHEDULE X


                             SOLO SERVE CORPORATION
               SUPPLEMENTARY STATEMENTS OF OPERATIONS INFORMATION



                                           FISCAL 1995    FISCAL 1996    FISCAL 1997
                                           -----------    -----------    -----------
Maintenance and repairs                    $1,184,744     $1,155,092     $1,017,652
                                           ==========     ==========     ==========

Depreciation of owned assets                2,141,933      1,841,329      1,372,824

Amortization of leasehold improvements        552,559        459,539        399,217

Amortization of intangibles                   120,532        120,000        290,000
                                           ----------     ----------     ----------

     Total                                 $2,815,024     $2,420,868     $2,062,041
                                           ==========     ==========     ==========

Advertising Costs                          $3,742,498     $2,978,114     $2,651,516
                                           ==========     ==========     ==========

                                 EXHIBIT INDEX

Exhibit
Number     Description of Exhibit
------     ----------------------
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

 10.9    Subscription Agreement between the Company and General Atlantic
         Corporation (7)

 10.10   Solo Serve Corporation 1995 Stock Incentive Plan (8) +

 10.11   Solo Serve Corporation Director Stock Option Plan (8) +

 10.12   First Amendment to Solo Serve Corporation Director Stock Option
         Plan *+

 10.13   Loan and Security Agreement, dated as of June 20, 1995, by and between
         Solo Serve Corporation and Congress Financial Corporation (Southwest)
         (7)

 10.14 Amended Loan and Security Agreement, dated July 18, 1995, by and between Solo Serve Corporation and MetLife Capital Corporation (8)

 10.15   Loan Modification Agreement, dated July 18, 1995, by and among Solo
         Serve Corporation, Nationwide Life Insurance Company, and Employers
         Life Insurance Company (8)

 10.16   Promissory Note, dated July 31, 1995, in principal amount of
         $5,565,000, with the Company as Maker, and Texas Commerce Bank National
         Association as Holder (8)

 10.17   Loan Modification Agreement, dated October 27, 1995, by and between
         Solo Serve Corporation and Congress Financial Corporation (Southwest)
         (9)

 10.18   Consulting Services Agreement between the Company and Robert J. Grimm
         (10) +

 10.19   Second Amendment to Loan and Security Agreement, dated January 31,
         1996, by and between Solo Serve Corporation and Congress Financial
         Corporation (Southwest) (11)

 10.20   Letter Agreement dated January 23, 1996 by and between the Company and
         MetLife Capital Corporation modifying the Loan and Security Agreement between the Company and MetLife Capital Corporation, as amended on July
         18, 1995 (11)

 10.21   Amendment No. 3 to Loan and Security Agreement by and between Solo
         Serve Corporation and Congress Financial Corporation (Southwest) dated
         June 26, 1996 (12)

 10.22 Letter of Credit and Security Agreement between Solo Serve Corporation and General Atlantic Corporation dated as of June 26, 1996 (12)

 10.23   Intercreditor and Subordination Agreement between Congress Financial
         Corporation (Southwest) and General Atlantic Corporation dated as of
         June 26, 1996, as acknowledged and agreed to by Solo Serve Corporation
         (12)

 10.24   Consulting Agreement between the Company and Charles Siegel (13) +

 10.25   Employment Agreement between the Company and Charles Siegel (13) +

 10.26   Amendment No. 4 to Loan and Security Agreement by and between Solo
         Serve Corporation and Congress Financial Corporation (Southwest) dated as of September 1, 1996 (13)

 10.27   Amendment No. 5 to Loan and Security Agreement by and between Solo
         Serve Corporation and Congress Financial Corporation (Southwest) dated as of March 31, 1997 (14)

 10.28   Letter Agreement dated March 28, 1997 by and between the Company and
         MetLife Capital Corporation modifying the Loan and Security Agreement between the Company and MetLife Capital Corporation, as amended on July
         18, 1995 (14)

 10.29   Letter Agreement dated July 8, 1996 by and between the Company and Ross
         E. Bacon (14)+

 10.30   Amendment No. 6 to Loan and Security Agreement by and between Solo
         Serve Corporation and Congress Financial Corporation (Southwest) dated as of May 19, 1997 (14)

 10.31   Agency Agreement by and between Solo Serve Corporation and Hilco/Great
         American Group dated May 7, 1997, as amended together with related agreements (15)

 10.32   Amendment No. 7 to Loan and Security Agreement by and between Solo
         Serve Corporation and Congress Financial Corporation (Southwest) dated
         June 16, 1997 (15)

 10.33   Standby Guarantee and Indemnification Agreement by and between Solo
         Serve Corporation and Congress Financial Corporation (Southwest) dated
         June 16, 1997 (15)

 10.34   Commitment Letter of Sanwa Business Credit Corporation dated September
         8, 1997 (16)

 10.35   Letter of Price Waterhouse LLP dated September 18, 1997 (17)

 10.36   Loan and Security Agreement by and between the Company and Sanwa
         Business Credit Corporation (18)

 10.37   Employment Agreement by and between the Company and Charles M. Siegel
         (18)+

 10.38   Subordinated Promissory Note of the Company to Charles Siegel in
         Principal Amount of $400,000 (18)

 10.39 Subordinated Promissory Note of the Company to The Siegel Family Trust in Principal Amount of $100,000 (18)

 10.40 Letter of Credit and Security Agreement by and between the Company and General Atlantic Corporation (18)

 10.41   Subordination and Intercreditor Agreement by and among the Company,
         Sanwa Business Credit Corporation, and General Atlantic Corporation
         (18)

 10.42 Subordination and Intercreditor Agreement by and among the Company, Sanwa Business Credit Corporation, Charles M. Siegel, and The Siegel
         Family Trust (18)

 10.43 First Amendment to Loan and Security Agreement by and between the Company and Sanwa Business Credit Corporation (19)

 10.44 Amended and Restated Letter of Credit and Security Agreement by and between the Company and General Atlantic Corporation (19)

 10.45   Stockholder Agreement (19)

 10.46   Employment Agreement between the Company and Ross Bacon (19)+

 10.47   Employment Agreement between the Company and Mark Blankenship (19)+

 10.48   Employment Agreement between the Company and Terry Lalosh (19)+

 10.49   Lease Agreement between the Company and Koontz/McCombs 1, Ltd.*

 10.50   Earnest Money Contract between the Company and Koontz/McCombs, LLC*

 10.51   Escrow and Security Agreement by and among the Company, Nationwide Life
         Insurance Company, Employers Life Insurance Company of Wasuau,
         Koontz/McCombs 1, Ltd. and Holliday Fenoglio Fowler, L.P.*

 10.52   Assumption Agreement by and among the Company, Nationwide Life
         Insurance Company, Employers Life Insurance Company of Wasuau,
         Koontz/McCombs 1, Ltd., Koontz/McCombs, LLC and Bart C. Koontz*

 21.1    Subsidiaries of the Registrant (14)

 23.1    Consent of Independent Accountants *

 23.2    Consent of Independent Accountants *

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

 (13)    Incorporated by reference to the Exhibits filed to the Company's
         Quarterly Report on Form 10-Q for the Quarter ended August 3, 1996.

 (14)    Incorporated by reference to the Exhibits filed to the Company's Annual
         Report on Form 10-K for the Fiscal Year ended February 1, 1997.

 (15)    Incorporated by reference to the Exhibits filed to the Company's
         Quarterly Report on Form 10-Q for the Quarter ended May 3, 1997.

 (16)    Incorporated by reference to the Exhibits filed to the Company's
         Quarterly Report on Form 10-Q for the Quarter ended August 2, 1997.

 (17)    Incorporated by reference to the Exhibits filed on the Company's
         Current Report on Form 8-K for September 18, 1997.

 (18)    Incorporated by reference to the Exhibits filed to the Company's
         Current Report on Form 8-K for October 2, 1997.

 (19)    Incorporated by reference to the Exhibits filed to the Company's
         Current Report on Form 8-K for March 17, 1998.


         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report: