Form 10-Q
period 1998-05-02
SOLO SERVE CORP
filed 1998-06-11
CIK 884941

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MAY 2, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the Transition period from                to
                                        ----------------

          Commission file number           0-19994
                                -----------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 2, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES [X]  NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the issuer's Common Stock, par value $.01 per share, and Preferred Stock, par value $.01 per share, outstanding as of May 29, 1998, were 3,565,812 and 679,203 shares, respectively. Affiliates of the registrant held 2,038,595 shares of the Common Stock, and all of the shares of Preferred Stock, outstanding on May 29, 1998.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                                 PAGE
ITEM 1.       Condensed Financial Statements ................................................      3

              Balance Sheets, May 3, 1997 (unaudited),
              January 31, 1998 and May 2, 1998 (unaudited)...................................      3

              Statements of Operations, thirteen weeks ended
              May 3, 1997 (unaudited) and May 2, 1998 (unaudited)............................      4

              Statements of Cash Flows, thirteen weeks ended
              May 3, 1997 (unaudited) and May 2, 1998 (unaudited)............................      5

              Notes to Condensed Financial Statements
              (unaudited)....................................................................      6

ITEM 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................................      8


                           PART II - OTHER INFORMATION


ITEM 1.       Legal Proceedings..............................................................      12

ITEM 6.       Exhibits and Reports on Form 8 - K.............................................      12

              Signatures.....................................................................      15

                                     PART I

ITEM I. Financial Statements

                             SOLO SERVE CORPORATION
                                 BALANCE SHEETS

                                                                      MAY 3,         JANUARY 31,         MAY 2,
         ASSETS                                                       1997              1998              1998
                                                                  ------------      ------------      ------------
                                                                   (unaudited)                        (unaudited)
CURRENT ASSETS:
     Cash                                                         $  1,570,864      $  1,042,357      $  1,487,472
     Inventory                                                      14,852,823        12,030,628        14,309,997
     Other current assets                                            1,371,216         1,412,914         1,744,453
                                                                  ------------      ------------      ------------
         Total current assets                                       17,794,903        14,485,899        17,541,922

Property and equipment, net                                         12,640,949        11,897,807         4,577,690
Goodwill, net                                                          260,000                --                --
                                                                  ------------      ------------      ------------

         TOTAL ASSETS                                             $ 30,695,852      $ 26,383,706      $ 22,119,612
                                                                  ============      ============      ============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                             $  6,429,645      $  7,295,493      $  8,355,792
     Accrued expenses                                                3,492,518         2,329,506         1,627,144
     Current portion of long-term debt                                 785,096         5,140,895         4,893,661
                                                                  ------------      ------------      ------------
         Total current liabilities                                  10,707,259        14,765,894        14,876,597

Long-term debt                                                      18,286,915        13,340,959         9,170,000
Note payable to stockholder                                                 --           500,000           500,000
Deferred gain, net                                                          --                --           109,770
Commitments and contingencies                                               --                --                --
                                                                  ------------      ------------      ------------

         TOTAL LIABILITIES                                          28,994,174        28,606,853        24,656,367
                                                                  ------------      ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock                                                      13,889            13,889            13,889
   Common stock                                                         28,562            28,562            28,562

   Capital in excess of par value                                   24,410,290        24,410,290        24,410,290

Accumulated deficit                                                (22,751,063)      (26,675,888)      (26,989,496)
                                                                  ------------      ------------      ------------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        1,701,678        (2,223,147)       (2,536,755)
                                                                  ------------      ------------      ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $ 30,695,852      $ 26,383,706      $ 22,119,612
                                                                  ============      ============      ============




   The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                               THIRTEEN WEEKS ENDED
                                                                         ------------------------------
                                                                          MAY 3, 1997       MAY 2, 1998
                                                                         ------------      ------------
    Net revenues                                                         $ 19,602,971      $ 16,509,908

    Cost of goods sold (including buying and distribution, excluding
      depreciation shown below)                                            13,986,059        10,992,754
                                                                         ------------      ------------

    Gross profit                                                            5,616,912         5,517,154

    Selling, general, and administrative expenses                           6,742,845         5,071,627

    Store closure expense                                                     607,000                --

    Depreciation expense                                                      480,324           330,548

    Amortization expense                                                       30,000                --
                                                                         ------------      ------------
    Operating income (loss)                                                (2,243,257)          114,979

    Interest expense                                                          389,926           428,587
                                                                         ------------      ------------
    Net loss                                                             $ (2,633,183)     $   (313,608)
                                                                         ============      ============

    Loss per common share (basic and diluted)                            $       (.92)     $       (.10)
                                                                         ============      ============

    Weighted average common shares outstanding                              2,856,126         3,214,868
                                                                         ============      ============



   The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                         THIRTEEN WEEKS ENDED
                                                                                    MAY 3, 1997        MAY 2, 1998
                                                                                    ------------      ------------
NET LOSS                                                                            $ (2,633,183)     $   (313,608)
ADJUSTMENTS TO RECONCILE NET LOSS TO CASH FROM OPERATIONS:
     Depreciation                                                                        480,324           330,548
     Amortization of intangibles                                                          30,000                --
     Loss on retirement of property                                                        1,141                --
     Accretion of deferred gain                                                               --              (923)
   Changes in assets and liabilities:
     (Increase) decrease in inventory                                                 (3,744,885)       (2,279,369)
     (Increase) decrease in other current assets                                        (382,746)         (331,539)
     Increase (decrease) in accounts payable                                           2,445,747         1,060,299
     Increase (decrease) in accrued expenses                                           1,152,901          (702,362)
                                                                                    ------------      ------------
     Total adjustments                                                                   (17,518)       (1,923,346)
                                                                                    ------------      ------------
     Net cash provided by (used in ) operations                                       (2,650,701)       (2,236,954)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in property & equipment                                                 (184,808)         (171,097)
                                                                                    ------------      ------------
     Net cash provided by (used in ) investing activities                               (184,808)         (171,097)
                                                                                    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under long term debt                                                  23,711,531        19,790,406
     Payments under long term debt                                                   (20,370,722)      (18,512,208)
     Proceeds from sale of Distribution and Corporate Offices                                 --         1,574,968
                                                                                    ------------      ------------
     Net cash provided by (used in) financing activities                               3,340,809         2,853,166
                                                                                    ------------      ------------

NET INCREASE (DECREASE) IN CASH                                                          505,300           445,115
CASH AT BEGINNING OF YEAR                                                              1,065,564         1,042,357
                                                                                    ============      ============
CASH AT END OF PERIOD                                                               $  1,570,864      $  1,487,472
                                                                                    ============      ============

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                                       $    389,926      $    397,463

SUPPLEMENTARY NON-CASH FINANCING ACTIVITIES:
     Buyer's assumption of mortgage notes                                           $         --      $  5,696,391
     Deferred gain                                                                  $         --      $    110,693




   The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1:

The financial statements as of May 3, 1997 and May 2, 1998, and for the thirteen week periods ended May 3, 1997 and May 2, 1998 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of Solo Serve Corporation (the "Company") as of May 2, 1998, and the results of operations and cash flows for the periods presented. Such adjustments are of a normal and recurring nature. The results of operations for the thirteen week period are not necessarily indicative of the operating results for a full year or of future operations. These unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.


NOTE 2:

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

In response to these conditions, management restructured its lending arrangements, opened stores in markets smaller than it has traditionally served, sold and leased back its distribution center and corporate offices, and entered into contracts to sell and leaseback its owned store locations. If current plans to improve overall financial performance and meet liquidity requirements are not successful, the Company would consider other alternatives designed to enhance liquidity, including additional debt or equity financings, or other strategic alternatives.


NOTE 3:

Long-term debt consists of the following:

                                                                           MAY 3, 1997  JANUARY 31, 1998   MAY 2, 1998
                                                                           -----------  ----------------   -----------
Notes payable to bank, interest at prime plus 1/2%
    (9.0% at May 2, 1998) secured by properties                            $ 5,048,064     $ 4,808,716     $ 4,721,891

Note payable to insurance company, interest at 8%; secured by
    equipment and properties                                                   561,467         272,127         171,770

Mortgage notes payable to insurance companies, interest at 9.5%;
    secured by the distribution center                                       5,747,480       5,706,011              --

Revolving credit facility, interest at prime plus 1%
    (9.5% at May 2, 1998); secured primarily by inventory                    7,715,000       7,695,000       9,170,000
                                                                           -----------     -----------     -----------
                                                                            19,072,011      18,481,854      14,063,661

Less current portion                                                           785,096       5,140,895       4,893,661
                                                                           -----------     -----------     -----------

Long-term portion                                                          $18,286,915     $13,340,959     $ 9,170,000
                                                                           ===========     ===========     ===========

The Company has a term note payable to Chase Bank -Texas ("Chase") due in equal monthly payments of principal and interest of $64,117 until January 1999, when the remaining principal balance of $4.5 million is due. The Chase note is secured by the Company's three owned store locations. These properties are currently subject to a contract for sale and leaseback, which, if completed, is expected to result in the retirement of the Chase indebtedness. The transaction is expected to close in early September 1998.

The Company also has a note payable to MetLife Capital Corporation (the "MetLife Note"), which is secured by various equipment and fixtures located at the corporate office and certain stores. The MetLife Note requires equal monthly payments, including principal and interest, of $35,044 until September 1998.

The Company also had two mortgage notes payable, with identical terms (the "Mortgage Notes"), each of which was secured by the Company's corporate office and distribution center in San Antonio, Texas. The Mortgage Notes required aggregate monthly payments of principal and interest of $49,773 until December 2002, when the remaining aggregate principal balance of $5.4 million was due. On April 6, 1998, the Company sold and leased back the distribution center and corporate office. The buyer, in turn, assumed the outstanding Mortgage Notes, which released the Company from any future liability on this indebtedness. The transaction resulted in a gain of $110,693, which has been deferred and will be amortized over the term of the lease.

The Company has a $12 million revolving credit facility with Sanwa Business Credit Corporation ("Sanwa"). The loan matures October 2, 2000. Principal will be due at maturity and interest only is due and payable in monthly installments.

Under the loan agreement, the advance rate under the Sanwa credit facility is in an amount equal to 70% of the Company's eligible inventory during the period May 1 through December 10 of each year and 65% of eligible inventory at all other times. In addition to advances made based upon the percentage of eligible inventory, Sanwa made available an additional $750 thousand upon receipt of a letter of credit in such amount from General Atlantic Corporation (`GAC"), one of the Company's principal stockholders. In consideration for GAC's providing the $750 thousand standby letter of credit to Sanwa, the Company granted GAC a second lien security interest (subordinated to Sanwa) on the assets of the Company pledged to Sanwa. Covenants under the loan agreement require the Company to maintain certain financial ratios.

On March 17, 1998, the Company amended its loan agreement with Sanwa. The amendment waives compliance with the financial covenants at January 31, 1998, eliminates the Company's minimum net worth covenant entirely, and revises the interest coverage ratios for 1998. If the Company fails to meet the revised interest coverage ratio, the entire balance due under the loan agreement would be reclassified as a current liability. The amendment also increases the advance rate on the Company's eligible inventory from 65% to 70% from the date of the amendment through December 10, 1998 and provides an additional $600 thousand available to borrow based upon a new $600 thousand letter of credit in favor of Sanwa provided by GAC. The new $600 thousand letter of credit, which is anticipated to terminate thirty days after consummation of the pending sale of the Company's three owned store locations, is in addition to the previously discussed $750 thousand letter of credit provided by GAC, which is anticipated to terminate December 31, 1998. The letters of credit are secured by a second lien on substantially all of the assets of the Company other than real estate.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                NUMBER OF STORES

                                                                           FISCAL 1997               FISCAL 1998
                                                                           -----------               -----------
Beginning of year                                                                  28                        27


END OF FIRST QUARTER                                                               28                        27
                                                                           ==========                ==========

RESULTS OF OPERATIONS

The following table sets forth certain financial data of the Company expressed as a percentage of net revenues for the thirteen weeks (first quarter) ended May 3, 1997 and May 2, 1998.


                           PERCENTAGE OF NET REVENUES

                                                                   THIRTEEN WEEKS ENDED
                                                                 MAY 3, 1997    MAY 2, 1998
                                                                 -----------    -----------
Net revenues                                                        100.0%          100.0%
Cost of goods sold, including buying and distribution costs          71.3            66.6
                                                                ---------       ---------
Gross profit                                                         28.7            33.4
Selling, general and administrative expenses                         34.4            30.7
Store closure expense                                                 3.1              --
Depreciation                                                          2.5             2.0
Amortization                                                           .1              --
                                                                ---------       ---------
Operating income (loss)                                             (11.4)            0.7
Interest expense                                                      2.0             2.6
                                                                ---------       ---------
Net (loss)                                                          (13.4)           (1.9)
                                                                =========       =========

             THIRTEEN WEEKS (FIRST QUARTER) ENDED MAY 3, 1997 VERSUS
                        THIRTEEN WEEKS ENDED MAY 2, 1998


Recent Developments

On April 1, the Company entered into an agreement whereby the landlord bought out and terminated the lease of one under-performing store in Austin, Texas. The Company had previously closed a store in Shreveport, Louisiana in July 1997, but remained subject to continuing lease payment obligations for the term of the lease. Due to changing market conditions in Shreveport, the Company relocated the assets of the Austin store to the Shreveport, Louisiana location and reopened that store in May 1998.

In May 1998, the Company signed a lease for a new store in Kingsville, Texas, which it plans to open in early June 1998. This new store continues the Company's expansion into smaller markets, where the Company faces less direct competition from larger off-price retailers, traditional department and specialty stores and can operate under a lower occupancy expense structure than that generally experienced in stores located in metropolitan areas.

Results of Operations

The Company's net revenues for the first quarter ended May 2, 1998 were $16.5 million as compared to $19.6 million during the first quarter of fiscal 1997. The Company experienced a comparable store sales decrease of 9.9% for the first quarter of fiscal 1998 as compared to the same period for fiscal 1997. During the first quarter of fiscal 1998, the Company experienced an unstable credit environment, principally with third party factors, which resulted in periodic and occasionally significant constraints on the Company's ability to receive certain merchandise at optimum times and in optimum quantities, and which management believes negatively impacted sales.

Gross profit for the first quarter was $5.5 million in fiscal 1998 and $5.6 million for the same period in fiscal 1997, a decrease of $100 thousand. Gross profit as a percent of net revenues was 4.7 percentage points higher than the prior year, due primarily to the increase in initial markon, and decreases in promotional activities.

For the first quarter of fiscal 1998, selling, general and administrative expenses decreased $1.6 million to $5.1 million from $6.7 million in fiscal 1997. This is principally the result of a decrease in promotional and advertising expenses of $335 thousand, a decrease in human resource costs of $365 thousand, and a decrease in property expense of $595 thousand due to the reversal of accrued rent associated with the closed store in Austin and lower rent and operating costs at the two new stores opened late in 1997 as compared to the stores that were closed in the third quarter of fiscal 1997. Selling, general and administrative expenses as a percentage of revenues decreased to 31.0% from 34.4% for the comparable period of the prior year.

Depreciation and amortization in the first quarter of fiscal 1998 decreased 35% to $331 thousand from $510 thousand in 1997 due to the write off of Goodwill in fiscal 1997, and the lower capitalized cost of new stores as compared to closed stores.

The Company incurred an operating profit of $115 thousand during the first quarter of fiscal 1998 as compared to an operating loss of $2.2 million in fiscal 1997. This is primarily due to increased gross margin and reduced operating expenses.

The Company recorded net interest expense for the first quarter of fiscal 1997 of $429 thousand as compared to $390 thousand during the first quarter of fiscal 1997. This was principally the result of increased borrowing on the Company's line of credit.

Liquidity and Capital Resources

Cash used by operating activities in the first quarter of fiscal 1998 was $2.2 million. This was primarily the result of the net loss ($314 thousand), increases in inventories ($2.3 million) and other current assets ($331 thousand), and a decrease in accrued expense ($702 thousand), net of an increase in accounts payable ($1.1 million). Capital expenditures were $171 thousand, consisting primarily of replenishment and refurbishment of existing equipment and facilities.

On April 6, 1998, the Company sold and leased back its distribution center and corporate offices. Net proceeds from the sale were approximately $1 million, and the buyer assumed the mortgage note (approximately $5.7 million), relieving the Company of that indebtedness.

The Company has a term note payable to Chase Bank-Texas ("Chase") due in equal monthly payments of principal and interest of $64,117 until January 1999, when the remaining principal balance of $4.5 million is due. The Chase note is secured by the Company's three owned store locations. These properties are currently subject to a contract for sale and leaseback, which, if completed, is expected to result in the retirement of the Chase indebtedness. The transaction is expected to close in early September 1998.

The Company also has a note payable to MetLife Capital Corporation (the "MetLife Note"), which is secured by various equipment and fixtures located at the corporate office and certain stores. The MetLife Note requires equal monthly payments, including principal and interest, of $35,044 until September 1998.

The Company has a $12 million revolving credit facility with Sanwa Business Credit Corporation ("Sanwa"). The loan matures October 2, 2000. Principal will be due at maturity and interest only is due and payable in monthly installments.

Under the loan agreement, the advance rate under the Sanwa credit facility is in an amount equal to 70% of the Company's eligible inventory during the period May 1 through December 10 of each year and 65% of eligible inventory at all other times. In addition to advances made based upon the percentage of eligible inventory, Sanwa made available an additional $750 thousand upon receipt of a letter of credit in such amount from General Atlantic Corporation ("GAC"), one of the Company's principal stockholders. In consideration for GAC's providing the $750 thousand standby letter of credit to Sanwa, the Company granted GAC a second lien security interest (subordinated to Sanwa) on the assets of the Company pledged to Sanwa. Covenants under the loan agreement require the Company to maintain certain financial ratios.

On March 17, 1998, the Company amended its loan agreement with Sanwa. The amendment waives compliance with the financial covenants at January 31, 1998, eliminates the Company's minimum net worth covenant entirely, and revises the interest coverage ratios for 1998. If the Company fails to meet the revised interest coverage ratio, the entire balance due under the loan agreement would be reclassified as a current liability. The amendment also increases the advance rate on the Company's eligible inventory from 65% to 70% from the date of the amendment through December 10, 1998 and provides an additional $600 thousand available to borrow based upon a new $600 thousand letter of credit in favor of Sanwa provided by GAC. The new $600 thousand letter of credit, which is anticipated to terminate thirty days after consummation of the pending sale of the Company's three owned store locations, is in addition to the previously discussed $750 thousand letter of credit provided by GAC, which is anticipated to terminate December 31, 1998. The letters of credit are secured by a second lien on substantially all of the assets of the Company other than real estate.

During the first quarter of fiscal 1998, the Company's business has been affected by a number of factors, including increased competition in its principal markets, weakness in the apparel industry, unfavorable economic conditions in certain markets and other factors, many of which are not within the Company's control. Increased promotional activities by other retailers as well as the opening of additional store locations in the Company's principal markets have resulted in significant sales decreases. The Company has maintained inventory at planned levels; however, the Company experienced an unstable credit environment, principally with third party factors, which has from time to time resulted in constraints on the Company's ability to receive certain merchandise at optimum times and in optimum quantities. Continuing unfavorable business conditions and financial performance could heighten vendor and factor concern regarding the Company's creditworthiness, which could adversely affect the Company's ability to receive sufficient trade credit support to acquire adequate levels of inventory in the future. No assurance can be given that the Company will be successful in its efforts to improve sales and operations and reverse operating trends. Because of these uncertainties, any investment in the Company's common stock should be considered speculative.

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


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

The following Exhibits are incorporated by reference to the filing indicated or are included following the Index to Exhibits:

Exhibit
Number      Description of Exhibit
--------    ----------------------
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

10.9        Subscription Agreement between the Company and General Atlantic
            Corporation (7)

10.10       Solo Serve Corporation 1995 Stock Incentive Plan (8) +

10.11       Solo Serve Corporation Director Stock Option Plan (8) +

10.12       First Amendment to Solo Serve Corporation Director Stock Option Plan
            (20)+

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

10.34       Commitment Letter of Sanwa Business Credit Corporation dated
            September 5, 1997 (16)

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

10.45       Stockholder Agreement (19)

10.46       Employment Agreement between the Company and Ross Bacon (19)+

10.47       Employment Agreement between the Company and Mark Blankenship (19)+

10.48       Employment Agreement between the Company and Terry Lalosh (19)+

10.49       Lease Agreement between the Company and Koontz/McCombs 1, Ltd. (20)

10.50 Earnest Money Contract between the Company and Koontz/McCombs, LLC, as amended*

10.51       Escrow and Security Agreement by and among the Company, Nationwide
            Life Insurance Company, Employers Life Insurance Company of Wasuau,
            Koontz/McCombs 1, Ltd. and Holliday Fenoglio Fowler, L.P. (20)

10.52       Assumption Agreement by and among the Company, Nationwide Life
            Insurance Company, Employers Life Insurance Company of Wasuau,
            Koontz/McCombs 1, Ltd., Koontz/McCombs, LLC and Bart C. Koontz (20)

10.53       Second Amendment to Solo Serve Corporation Director Stock Option
            Plan *+

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

     (16) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended August 2, 1997.

     (17) Incorporated by reference to the Exhibits filed on the Company's Current Report on Form 8-K for September 18, 1997.

     (18) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for October 2, 1997.

     (19) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for March 17, 1998.

     (20) Incorporated by reference to the Exhibits filed to the Company's Annual Report on Form 10-K for the Fiscal Year ended January 31, 1998.

     (b) Reports on Form 8-K. A report on Form 8-K was filed on March 17, 1998 announcing the amendment of the Company's loan agreement with its primary lender to increase the Company's access to working capital and to amend certain covenants. It also announced the investment by three members of senior management in which they acquired capital stock of the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                      SOLO SERVE CORPORATION


                                      By: /s/ CHARLES SIEGEL
                                         -------------------------------------
                                         Charles Siegel,
                                         President and Chief Executive Officer


                                      By: /s/ ROSS E. BACON
                                         -------------------------------------
                                         Ross E. Bacon,
                                         Executive Vice President and Chief
                                         Operating and Financial Officer

                               INDEX TO EXHIBITS

Exhibit
Number      Description of Exhibit
--------    ----------------------
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

10.9        Subscription Agreement between the Company and General Atlantic
            Corporation (7)

10.10       Solo Serve Corporation 1995 Stock Incentive Plan (8) +

10.11       Solo Serve Corporation Director Stock Option Plan (8) +

10.12       First Amendment to Solo Serve Corporation Director Stock Option Plan
            (20)+

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

10.34       Commitment Letter of Sanwa Business Credit Corporation dated
            September 5, 1997 (16)

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

10.45       Stockholder Agreement (19)

10.46       Employment Agreement between the Company and Ross Bacon (19)+

10.47       Employment Agreement between the Company and Mark Blankenship (19)+

10.48       Employment Agreement between the Company and Terry Lalosh (19)+

10.49       Lease Agreement between the Company and Koontz/McCombs 1, Ltd. (20)

10.50 Earnest Money Contract between the Company and Koontz/McCombs, LLC, as amended*

10.51       Escrow and Security Agreement by and among the Company, Nationwide
            Life Insurance Company, Employers Life Insurance Company of Wasuau,
            Koontz/McCombs 1, Ltd. and Holliday Fenoglio Fowler, L.P. (20)

10.52       Assumption Agreement by and among the Company, Nationwide Life
            Insurance Company, Employers Life Insurance Company of Wasuau,
            Koontz/McCombs 1, Ltd., Koontz/McCombs, LLC and Bart C. Koontz (20)

10.53       Second Amendment to Solo Serve Corporation Director Stock Option
            Plan *+