Form 10-Q
period 1998-08-01
SOLO SERVE CORP
filed 1998-09-15
CIK 884941

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Transition period from         to
                                                ---------   ---------

                  Commission file number 0-19994
                                        ----------

                             SOLO SERVE CORPORATION
             (Exact name of registrant as specified in its charter)

       Delaware                                                74 - 2048057
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

                                 (210) 662-6262
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X      NO
    -----
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 2, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. YES      NO
                         -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the issuer's Common Stock, par value $.01 per share, and Preferred Stock, par value $.01 per share, outstanding as of September 10, 1998, were 3,565,812 and 679,203 shares, respectively. Affiliates of the registrant held 2,038,595 shares of the Common Stock, and all of the shares of Preferred Stock, outstanding on September 10, 1998.

                                      INDEX



                         PART I -                  FINANCIAL INFORMATION

                                                                                                          PAGE

         ITEM 1.       Condensed Financial Statements ................................................      3

                       Balance Sheets, August 2, 1997 (unaudited),
                       January 31, 1998 and August 1, 1998 (unaudited)................................      3

                       Statements of Operations, thirteen and twenty-six weeks ended
                       August 2, 1997 (unaudited) and August 1, 1998 (unaudited)......................      4

                       Statements of Cash Flows, twenty-six weeks ended
                       August 2, 1997 (unaudited) and August 1, 1998 (unaudited)......................      5

                       Notes to Condensed Financial Statements
                       (unaudited)....................................................................      6

         ITEM 2.       Management's Discussion and Analysis of Financial Condition
                       and Results of Operations......................................................      9


                           PART II -               OTHER INFORMATION


         ITEM 1.       Legal Proceedings..............................................................      14

         ITEM 6.       Exhibits and Reports on Form 8 - K.............................................      14

                       Signatures.....................................................................      18

                                     PART I



ITEM I. Financial Statements



                             SOLO SERVE CORPORATION
                                 BALANCE SHEETS

                                                                         AUGUST 2,       JANUARY 31,        AUGUST 1,
         ASSETS                                                            1997              1998              1998
                                                                      ------------      ------------      ------------
                                                                       (unaudited)                         (unaudited)

CURRENT ASSETS:
     Cash                                                             $  1,795,409      $  1,042,357      $  1,592,635
     Inventory                                                          13,661,082        12,030,628        13,848,344
     Other current assets                                                1,697,564         1,412,914         1,784,394
                                                                      ------------      ------------      ------------
         Total current assets                                           17,154,055        14,485,899        17,225,373

Property and equipment, net                                             12,354,342        11,897,807         5,379,303
Goodwill, net                                                              230,000                --                --
                                                                      ------------      ------------      ------------

         TOTAL ASSETS                                                 $ 29,738,397      $ 26,383,706      $ 22,604,676
                                                                      ============      ============      ============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Current portion of long-term debt                                $    790,259      $  5,140,895      $  4,705,478
     Accounts payable                                                    7,245,054         7,295,493         8,495,312
     Accrued expenses                                                    2,973,629         2,329,506         1,674,775
     Current portion of capital lease obligation                                --                --           293,321
                                                                      ------------      ------------      ------------
         Total current liabilities                                      11,008,942        14,765,894        15,168,886

Long-term debt                                                          17,501,487        13,340,959        10,700,000
Note payable to stockholder                                                     --           500,000           500,000
Long term capital lease obligation, net of current portion                      --                --           244,809
Deferred gain, net                                                              --                --           107,004
Commitments and contingencies                                                   --                --                --
                                                                      ------------      ------------      ------------

         TOTAL LIABILITIES                                              28,510,429        28,606,853        26,720,699
                                                                      ------------      ------------      ------------
STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock                                                          13,889            13,889            13,889
   Common stock                                                             28,562            28,562            28,562

   Capital in excess of par value                                       24,410,290        24,410,290        24,410,290

Accumulated deficit                                                    (23,224,773)      (26,675,888)      (28,568,764)
                                                                      ------------      ------------      ------------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            1,227,968        (2,223,147)       (4,116,023)
                                                                      ------------      ------------      ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $ 29,738,397      $ 26,383,706      $ 22,604,676
                                                                      ============      ============      ============




   The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                             THIRTEEN WEEKS ENDED                  TWENTY-SIX WEEKS ENDED
                                                        ------------------------------------------------------------------
                                                           AUGUST 2,        AUGUST 1,         AUGUST 2,         AUGUST 1,
                                                             1997             1998              1997              1998
                                                        ------------      ------------      ------------      ------------

Net Revenues                                            $ 21,365,340      $ 18,503,219      $ 40,968,311      $ 35,013,126
Cost of goods sold (including buying and
     distribution, excluding depreciation
     shown below)                                         15,099,928        12,881,516        29,085,986        23,874,269
                                                        ------------      ------------      ------------      ------------
Gross Profit                                               6,265,412         5,621,703        11,882,325        11,138,857

Selling, general, and administrative expense               5,991,440         6,470,274        12,733,145        11,585,748

Store closure expense                                       (208,000)           62,086           399,000            18,239

Depreciation expense                                         461,953           250,242           942,277           580,790

Amortization expense                                          30,000              --              60,000              --
                                                        ------------      ------------      ------------      ------------
Operating loss                                                (9,981)       (1,160,899)       (2,252,097)       (1,045,920)

Interest expense                                             463,731           418,369           853,657           846,956
                                                        ------------      ------------      ------------      ------------
Net income (loss)                                       $   (473,712)     $ (1,579,268)     $ (3,105,754)     $ (1,892,876)
                                                        ============      ============      ============      ============
Loss per Common Share, basic and diluted                $       (.17)     $       (.44)     $      (1.09)     $       (.56)
                                                        ============      ============      ============      ============
Weighted average common shares outstanding                 2,856,126         3,565,812         2,856,126         3,390,340
                                                        ============      ============      ============      ============













   The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                               TWENTY-SIX WEEKS
                                                                                   ENDED
                                                                       AUGUST 2, 1997   AUGUST 1, 1998
                                                                      --------------------------------

NET LOSS                                                              $ (3,105,754)     $ (1,892,876)
ADJUSTMENTS TO RECONCILE NET LOSS TO CASH FROM OPERATIONS:
     Depreciation                                                          942,277           580,790
     Amortization of intangibles                                            60,000              --
     Loss on retirement of property                                          1,141            15,648
     Accretion of deferred gain                                               --              (3,689)
   Changes in assets and liabilities:
     (Increase) decrease in inventory                                   (2,553,144)       (1,817,716)
     (Increase) decrease in other current assets                          (709,094)         (371,480)
     Increase (decrease) in accounts payable                             3,261,155         1,199,819
     Increase (decrease) in accrued expenses                               634,013          (654,731)
                                                                      ------------      ------------
     Total adjustments                                                   1,636,348        (1,051,359)
                                                                      ------------      ------------
     Net cash provided by (used in ) operations                         (1,469,406)       (2,944,235)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in property & equipment                                   (361,293)         (614,003)
                                                                      ------------      ------------
     Net cash provided by (used in ) investing activities                 (361,293)       (1,238,600)
                                                                      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under long term debt                                    44,866,660        40,572,489
     Payments under long term debt                                     (42,306,116)      (37,952,474)
     Payments under  capital lease                                            --              86,467
     Proceeds from sale of Distribution and Corporate Offices                 --           1,574,968
                                                                      ------------      ------------
     Net cash provided by (used in) financing activities                 2,560,544         4,733,113
                                                                      ------------      ------------

NET INCREASE (DECREASE) IN CASH                                            729,845           550,278
CASH AT BEGINNING OF YEAR                                                1,065,564         1,042,357
                                                                      ------------      ------------
CASH AT END OF PERIOD                                                 $  1,795,409      $  1,592,635
                                                                      ============      ============

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                         $    815,796      $    752,926

SUPPLEMENTARY NON-CASH FINANCING ACTIVITIES:
     Buyer's assumption of mortgage notes                             $       --        $  5,696,391
     Deferred gain                                                    $       --        $    110,693
     Incurrance of capital lease                                      $       --        $    624,597












   The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1:

The financial statements as of August 2, 1997 and August 1, 1998, and for the thirteen and twenty-six week periods ended August 2, 1997 and August 1, 1998 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of Solo Serve Corporation (the "Company") as of August 1, 1998, and the results of operations and cash flows for the periods presented. Such adjustments are of a normal and recurring nature. The results of operations for the thirteen and twenty-six week periods are not necessarily indicative of the operating results for a full year or of future operations. These unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.


NOTE 2:

The Company's business has been affected by a number of factors, including increased competition in its principal markets, weakness in the apparel industry, unfavorable economic conditions in certain markets and other factors, many of which are not within the Company's control. Promotional activities by other retailers as well as the opening of additional store locations in the Company's principal markets have resulted in significant sales decreases. The Company has maintained inventory at planned levels; however, the Company has experienced and continues to experience an unstable credit environment, principally with third party factors, which has resulted in constraints on the Company's ability to receive certain merchandise at optimum times and in optimum quantities and in management's opinion has contributed to the Company's sales declines. Continuing unfavorable business conditions and financial performance could heighten vendor and factor concern regarding the Company's creditworthiness, which could adversely affect the Company's ability to receive sufficient trade credit support to acquire adequate levels of inventory in the future.

In response to these conditions, management restructured its lending arrangements, opened stores in markets smaller than it has traditionally served, and sold and leased back its distribution center and corporate offices and three store locations. The Company is considering other alternatives designed to enhance liquidity, including additional debt or equity financings, and other strategic alternatives.


NOTE 3:

Long-term debt consists of the following:


                                                                           AUGUST 2,     JANUARY 31,       AUGUST 1,
                                                                             1998           1997             1998
                                                                         -------------------------------------------

Notes payable to bank, interest at prime plus 1/2%
    (9.0% at August 1, 1998) secured by properties                       $ 4,970,827     $ 4,808,716     $ 4,636,084

Note payable to insurance  company,  interest at 8%;  secured
    by equipment and properties                                              466,937         272,127          69,394

Mortgage  notes payable to insurance  companies,  interest at
    9.5%; secured by the distribution center                               5,733,982       5,706,011            --

Revolving credit facility, interest at prime plus 1%
    (9.5% at August 1, 1998); secured primarily by inventory               7,120,000       7,695,000      10,700,000
                                                                         -----------     -----------     -----------
                                                                          18,291,746      18,481,854      15,405,478

Less current portion                                                         790,259       5,140,895       4,705,478
                                                                         -----------     -----------     -----------

Long-term portion                                                        $17,501,487     $13,340,959     $10,700,000
                                                                         ===========     ===========     ===========

The Company had a term note payable to Chase Bank - Texas ("Chase") due in equal monthly payments of principal and interest of $64,117 until January 1999, when the remaining principal balance of $4.5 million was due. The Chase note was secured by the Company's three owned store locations. These properties were sold on August 28, 1998 and each property was leased back for a primary term of ten years. The Company was released from any future liability on this indebtedness and netted $1.2 million after selling costs. The transaction resulted in a gain of approximately $3.2 million, which has been deferred and will be amortized over the term of the leases.

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

On March 17, 1998, the Company amended its loan agreement with Sanwa. The amendment waives compliance with the financial covenants at January 31, 1998, eliminates the Company's minimum net worth covenant entirely, and revises the interest coverage ratios for 1998. If the Company fails to meet the revised interest coverage ratio, the entire balance due under the loan agreement would be reclassified as a current liability. The amendment also increases the advance rate on the Company's eligible inventory from 65% to 70% from the date of the amendment through December 10, 1998 and provides an additional $600 thousand available to borrow based upon a new $600 thousand letter of credit in favor of Sanwa provided by GAC. The new $600 thousand letter of credit, which is due to expire on November 30, 1998, is in addition to the previously discussed $750 thousand letter of credit provided by GAC, which is anticipated to terminate December 31, 1998. The letters of credit are secured by a second lien on substantially all of the assets of the Company other than real estate.

On July 14, 1998, the Company further amended its loan agreement with Sanwa. The amendment waives compliance with the financial covenants until the end of fiscal 1998 (January 1999) and revises the interest coverage ratios for 1998 and 1999.



NOTE 4:

Capital lease obligation:

The Company has noncancelable lease agreements involving equipment with total costs of approximately $639,000. This lease has been classified as a capital lease, and the equipment under the capital lease is amortized over the life of the asset. Amortization of the equipment is included in depreciation expense.

The future minimum lease commitments as of August 1, 1998 are as follows:

               Year ending:
                       January 30, 1999             $   172,934
                       January 29, 2000                 345,868
                       January 28, 2001                  86,467
                                                    -----------
               Total minimum lease payments             605,269
               Less amount representing interest         67,139
                                                    -----------
                                                        538,130

               Less current  portion capital lease
               obligation                               293,321
                                                    -----------

               Long term capital lease obligation    $  244,809
                                                    ===========

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                        NUMBER OF STORES

                                              FISCAL 1997               FISCAL 1998
                                              -----------               -----------

Beginning of year                                 28                        27
Closed in second quarter                          (3)                       (1)
Opened in second quarter                           1                         2
                                              ===========               ===========
END OF SECOND QUARTER                             26                        28
                                              ===========               ===========


RESULTS OF OPERATIONS

The following table sets forth certain financial data of the Company expressed as a percentage of net revenues for the thirteen and twenty-six weeks ended August 2, 1997 and August 1, 1998.



                           PERCENTAGE OF NET REVENUES

                                                      THIRTEEN WEEKS ENDED           TWENTY-SIX WEEKS ENDED
                                                  AUGUST 2, 1997   AUGUST 1, 1998  AUGUST 2, 1997  AUGUST 1, 1998
                                                  ---------------------------------------------------------------

Net Revenues                                             100.0%        100.0%        100.0%        100.0%
Cost of goods sold, including buying and
distribution costs                                        70.7          69.6          71.0          68.2
                                                         -----         -----         -----         -----
Gross Profit                                              29.3          30.4          29.0          31.8
Selling, general and administrative expense               28.0          35.0          31.0          33.1
Store closure expense                                     (1.0)          0.3           1.0            --
Depreciation expense                                       2.2           1.4           2.3           1.7
Amortization expense                                       0.2            --           0.2            --
                                                         -----         -----         -----         -----
Operating income (loss)                                   (0.0)         (6.3)         (5.5)         (3.0)
Interest expense                                           2.2           2.2           2.1           2.4
                                                         =====         =====         =====         =====
Net income (loss)                                         (2.2)%        (8.5)         (7.6)%        (5.4)%
                                                         =====         =====         =====         =====

    THIRTEEN WEEKS (SECOND QUARTER) AND TWENTY-SIX WEEKS (YEAR-TO-DATE) ENDED AUGUST 1, 1998 VERSUS THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED AUGUST 2, 1997


Recent Developments

In June 1998, the Company signed a lease for a new store in Del Rio, Texas, which it opened in early August 1998 and in August 1998 signed a lease for a new store in Athens, Texas, which it plans to open in October 1998. Early results of the Del Rio store are encouraging. The Company's Del Rio store suffered no material damage or interruption in business due to the August floods along the Rio Grande river. These new stores continue the Company's expansion into smaller markets, where the Company faces less direct competition from larger off-price retailers, traditional department and specialty stores and can operate under a lower occupancy expense structure than that generally experienced in stores located in metropolitan areas.

During 1997 the Company had piloted a new point of sale ("POS") cash register system at three stores. In July 1998, the Company signed a lease for the new POS cash registers, which it is installing in all of its remaining stores. (See Note 4 to Financial Statements.) The new system speeds customer check-out, improves customer service, enhances reporting capabilities, and is certified by manufacturers to be Year 2000 compliant.

The Company's three owned store locations were sold on August 28, 1998 and each property was leased back for a primary term of ten years. The Company was released from any future liability on this indebtedness and netted $1.2 million after selling costs. The transaction resulted in a gain of $3.2 million, which has been deferred and will be amortized over the term of the leases.

Results of Operations

The Company's net revenues for the second quarter and year-to-date period ended August 1, 1998 were $18.5 million and $35.0 million, respectively, as compared to $21.4 million and $41.0 million in the prior year. The majority of the sales decrease is attributable to the loss of sales from stores closed during 1997 not being fully offset by the sales generated at new stores. Revenue decreased due to closed stores by $3.0 million and $4.9 million for the second quarter and year to date period ended August 1, 1998, respectively. Closed stores sales in 1997 were above normal level due to liquidation efforts. Revenues from new stores were $1.4 million and $2.0 million for the same periods, resulting in net decreases of $1.6 million and $2.9 million, respectively. Comparable store sales decreased in the second quarter and year-to-date by 6.5% and 8.1%, respectively.

Gross profit rates increased by 1.1 percentage points (a 3.8% increase) for the second quarter as compared to 1997, and by 1.8 percentage points (a 6.2% increase) for the year to date as compared to 1997. Gross profit for the second quarter of 1998 decreased by $700,000 to $5.6 million from $6.3 million in the second quarter of the prior year. Gross profit for the first half of 1998 decreased $800,000 to $11.1 million from $11.9 million during the comparable period of the prior year. The decreased gross profit during the first half of 1997 resulted principally from the decline in sales during the period not being fully offset by the increase in gross profit rates. Management continues to emphasize better margins, while seeking to reduce the sales declines.

For the second quarter of fiscal 1998, selling, general and administrative expenses increased $500,000 to $6.5 million from $6.0 million in 1997. For the first half of fiscal 1998, selling, general and administrative expenses decreased $1.1 million to $11.6 million from $12.7 million in 1996. These reductions in expenses are due primarily to a decrease in store rent expense because of lower rent at new stores than at closed stores, decrease in advertising and promotional expense, and a decrease in human resource expenses as a result of reductions in staff levels from fiscal 1997.

Depreciation and amortization in the second quarter of 1998 decreased 49% to $250,000 from $492,000 for the same period in 1997. Depreciation and amortization for the twenty-six weeks ended August 1, 1998 decreased 42% to $580,000 from $1.0 million during the comparable period in 1997. This is primarily due to certain assets becoming fully depreciated in 1997, the write off of good will in 1997, and the sale/lease back of the Distribution Center and Corporate Headquarters in 1998.


The Company recorded net interest expense for the second quarter of 1998 of approximately $418,000 as compared to $464,000 during the second quarter of 1997. The decrease was primarily the result of the payoff of the loan and infusion of cash that resulted from the sale/lease back of the Distribution Center and Corporate Headquarters.

The Company recorded net losses of $1.6 million and $1.9 million for the thirteen and twenty-six weeks ended August 1, 1998, respectively. This is compared to net losses of $474,000 and $3.1 million for the thirteen and twenty-six weeks ended August 2, 1997. The improvement in year to date net loss is primarily due to improved gross margins, and reductions in expenses as discussed above.


Impact of Year 2000

An issue affecting most businesses today, including the Company, is whether computer systems and applications will properly function from and after the year 2000 (the "Year 2000 Issue"). The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any information system that uses dates to function may recognize a date using "00" as the year 1900 rather than the year 2000 or may otherwise fail to process information accurately due to the Year 2000 Issue, which could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities. The Company is in the process of reviewing potential system problems related to the Year 2000 Issue, and management believes that the Company will modify or replace significant portions of its hardware and software to address the Year 2000 Issue. Management believes the recent lease/purchase of new cash registers for all of the stores (see Note 4 to financial statements) is a significant step in addressing some of the Company's potential Year 2000 problems, and is probably the most costly part of its plan. The Company is not yet able to estimate the additional cost of its compliance efforts with respect to the Year 2000 Issue. Although no assurances can be made, management presently does not expect such costs to have a material adverse effect on the future results of operations of the Company.

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

Liquidity and Capital Resources

Cash used by operating activities in the first half of fiscal 1998 was $2.9 million. This was primarily the result of the net loss ($1.9 million), increases in inventories ($1.8 million) and other current assets ($371 thousand), and a decrease in accrued expense ($655 thousand), net of an increase in accounts payable ($1.2 million). Capital expenditures were $1.2 million, consisting primarily of setting up new stores and the capital lease/purchase of a new POS cash register system ($625 thousand).

On April 6, 1998, the Company sold and leased back its distribution center and corporate offices. Net proceeds from the sale were approximately $1 million, and the buyer assumed the mortgage note (approximately $5.7 million), relieving the Company of that indebtedness.

The Company had a term note payable to Chase Bank -Texas ("Chase") due in equal monthly payments of principal and interest of $64,117 until January 1999, when the remaining principal balance of $4.5 million was due. The Chase note was secured by the Company's three owned store locations. These properties were sold on August 28, 1998 and each property was leased back for a primary term of ten years. The Company was released from any future liability on this indebtedness and netted $1.2 million after selling costs. The transaction resulted in a gain of $3.2 million, which has been deferred and will be amortized over the term of the leases.

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

On March 17, 1998, the Company amended its loan agreement with Sanwa. The amendment waives compliance with the financial covenants at January 31, 1998, eliminates the Company's minimum net worth covenant entirely, and revises the interest coverage ratios for 1998. If the Company fails to meet the revised interest coverage ratio, the entire balance due under the loan agreement would be reclassified as a current liability. The amendment also increases the advance rate on the Company's eligible inventory from 65% to 70% from the date of the amendment through December 10, 1998 and provides an additional $600 thousand available to borrow based upon a new $600 thousand letter of credit in favor of Sanwa provided by GAC. The new $600 thousand letter of credit, which is due to expire November 30, 1998, is in addition to the previously discussed $750 thousand letter of credit provided by GAC, which is anticipated to terminate December 31, 1998. The letters of credit are secured by a second lien on substantially all of the assets of the Company other than real estate.

On July 14, 1998, the Company further amended its loan agreement with Sanwa. The amendment waives compliance with the financial covenants until the end of fiscal 1998 (January 1999) and revises the interest coverage ratios for 1998 and 1999.

During the second quarter of 1998, the Company's business has been affected by a number of factors, including increased competition in its principal markets, weakness in the apparel industry, unfavorable economic conditions in certain markets and other factors, many of which are not within the Company's control. Promotional activities by other retailers as well as the opening of additional store locations in the Company's principal markets have resulted in significant sales decreases. The Company has maintained inventory at planned levels; however, the Company has experienced and continues to experience an unstable credit environment, principally with third party factors, which, in management's opinion, has resulted in constraints on the Company's ability to receive certain merchandise at optimum times and in optimum quantities and contributed to the Company's sales declines. Continuing unfavorable business conditions and financial performance could heighten vendor and factor concern regarding the Company's creditworthiness, which could adversely affect the Company's ability to receive sufficient trade credit support to acquire adequate levels of inventory in the future. No assurance can be given that the Company will be successful in its efforts to improve sales and operations and reverse operating trends. Because of these uncertainties, any investment in the Company's common stock should be considered speculative.

In response to these conditions, management restructured its lending arrangements, opened stores in markets smaller than it has traditionally served, sold and leased back its distribution center and corporate offices and three store locations. The Company is considering other alternatives designed to enhance liquidity, including additional debt or equity financings, and other strategic alternatives.

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

10.45       Stockholder Agreement (19)

10.46       Employment Agreement between the Company and Ross Bacon (19)+

10.47       Employment Agreement between the Company and Mark Blankenship (19)+

10.48       Employment Agreement between the Company and Terry Lalosh (19)+

10.49       Lease Agreement between the Company and Koontz/McCombs 1, Ltd.(20)

10.50 Earnest Money Contract between the Company and Koontz/McCombs, LLC, as amended (21)

10.51 Escrow and Security Agreement by and among the Company, Nationwide Life Insurance Company, Employers Life Insurance Company of Wasuau, Koontz/McCombs 1, Ltd. and Holliday Fenoglio Fowler, L.P. (20)

10.52 Assumption Agreement by and among the Company, Nationwide Life Insurance Company, Employers Life Insurance Company of Wasuau, Koontz/McCombs 1, Ltd., Koontz/McCombs, LLC and Bart C. Koontz (20)

10.53       Second Amendment to Solo Serve Corporation Director Stock Option
            Plan (21)+

10.54 Contract for Purchase and Sale by and between the Company and Goldstar Investments, Ltd., as amended *

10.55 Second Amendment to Loan and Security Agreement by and between the Company and Sanwa Business Credit Corporation *

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

         (17) Incorporated by reference to the Exhibits filed on the Company's Current Report on Form 8-K for September 18, 1997.

         (18) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for October 2, 1997.

         (19) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for March 17, 1998.

         (20) Incorporated by reference to the Exhibits filed to the Company's Annual Report on Form 10-K for the Fiscal Year ended January 31, 1998.

         (21) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended May 2, 1998.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                      SOLO SERVE CORPORATION


                                      By: /S/ Charles Siegel
                                          ---------------------------------
                                          Charles Siegel,
                                          President and Chief Executive Officer


                                      By: /S/ Ross E . Bacon
                                          ------------------------------------
                                          Ross E. Bacon,
                                          Executive Vice President and
                                          Chief Operating and Financial Officer

                                EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------
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

10.45       Stockholder Agreement (19)

10.46       Employment Agreement between the Company and Ross Bacon (19)+

10.47       Employment Agreement between the Company and Mark Blankenship (19)+

10.48       Employment Agreement between the Company and Terry Lalosh (19)+

10.49       Lease Agreement between the Company and Koontz/McCombs 1, Ltd.(20)

10.50 Earnest Money Contract between the Company and Koontz/McCombs, LLC, as amended (21)

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

10.53       Second Amendment to Solo Serve Corporation Director Stock Option
            Plan (21)+

10.54 Contract for Purchase and Sale by and between the Company and Goldstar Investments, Ltd.; as amended *

10.55 Second Amendment to Loan and Security Agreement by and between the Company and Sanwa Business Credit Corporation *

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

         (17) Incorporated by reference to the Exhibits filed on the Company's Current Report on Form 8-K for September 18, 1997.

         (18) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for October 2, 1997.

         (19) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for March 17, 1998.

         (20) Incorporated by reference to the Exhibits filed to the Company's Annual Report on Form 10-K for the Fiscal Year ended January 31, 1998.

         (21) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended May 2, 1998.