Form 10-Q
period 1998-10-31
SOLO SERVE CORP
filed 1998-12-21
CIK 884941

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the Transition period from _______________ to


          Commission file number        0-19994

                             SOLO SERVE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                     74-2048057
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the issuer's Common Stock, par value $.01 per share, and Preferred Stock, par value $.01 per share, outstanding as of November 24, 1998, were 3,565,812 and 679,203 shares, respectively. Affiliates of the registrant held 2,038,595 shares of the Common Stock, and all of the shares of Preferred Stock, outstanding on November 24, 1998.

INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                                 PAGE
     ITEM 1.  Condensed Financial Statements ................................................      3

              Balance Sheets, November 1, 1997 (unaudited),
              January 31, 1998 and October 31, 1998 (unaudited)..............................      3

              Statements of Operations, thirteen and thirty-nine weeks ended
              November 1, 1997 (unaudited) and October 31, 1998 (unaudited)..................      4

              Statements of Cash Flows, thirty-nine weeks ended
              November 1, 1997 (unaudited) and October 31, 1998 (unaudited)..................      5

              Notes to Condensed Financial Statements
              (unaudited)....................................................................      6

     ITEM 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................................      9


                           PART II - OTHER INFORMATION


     ITEM 1.  Legal Proceedings..............................................................      14

     ITEM 6.  Exhibits and Reports on Form 8 - K.............................................      14

              Signatures.....................................................................      18

                                     PART I

ITEM 1. Financial Statements

                             SOLO SERVE CORPORATION
                                 BALANCE SHEETS

                                                                   NOVEMBER 1,       JANUARY 31,       OCTOBER 31,
         ASSETS                                                       1997              1998              1998
                                                                  ------------      ------------      ------------
                                                                  (unaudited)                          (unaudited)
CURRENT ASSETS:
     Cash                                                         $  1,378,892      $  1,042,357      $  1,286,165
     Inventory                                                      16,939,935        12,030,628        14,745,539
     Other current assets                                            2,151,740         1,412,914         1,744,023
                                                                  ------------      ------------      ------------
         Total current assets                                       20,470,567        14,485,899        17,775,727

Property and equipment, net                                         12,089,060        11,897,807         2,921,605
Goodwill, net                                                          200,000                --                --
                                                                  ------------      ------------      ------------

         TOTAL ASSETS                                             $ 32,759,627      $ 26,383,706      $ 20,697,332
                                                                  ============      ============      ============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Current portion of long-term debt                            $    769,613      $  5,140,895      $ 10,490,000
     Accounts payable                                                9,448,311         7,295,493        10,805,872
     Accrued expenses                                                2,562,239         2,329,506         1,915,503
     Current portion of capital lease obligation                            --                --           302,263
                                                                  ------------      ------------      ------------
         Total current liabilities                                  12,780,163        14,765,894        23,513,638

Long-term debt                                                      20,431,772        13,340,959                --
Note payable to stockholder                                            500,000           500,000           500,000
Long term capital lease obligation, net of current portion                  --                --           165,805
Deferred gain, net                                                          --                --         3,475,411
                                                                  ------------      ------------      ------------

         TOTAL LIABILITIES                                          33,711,935        28,606,853        27,654,854
                                                                  ------------      ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock                                                      13,889            13,889            13,889
   Common stock                                                         28,562            28,562            28,562

   Capital in excess of par value                                   24,410,290        24,410,290        24,410,290

Accumulated deficit                                                (25,405,049)      (26,675,888)      (31,410,263)
                                                                  ------------      ------------      ------------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         (952,308)       (2,223,147)       (6,957,522)
                                                                  ------------      ------------      ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $ 32,759,627      $ 26,383,706      $ 20,697,332
                                                                  ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                                                 ------------------------------------------------------------------
                                                  NOVEMBER 1,       OCTOBER 31,       NOVEMBER 1,       OCTOBER 31,
                                                     1997              1998              1997              1998
                                                 ------------      ------------      ------------      ------------
Net revenues                                     $ 16,745,433      $ 15,894,804      $ 57,713,744      $ 50,907,930
Cost of goods sold (including buying and
     distribution, excluding depreciation
     shown below)                                  11,728,342        11,599,175        40,814,328        35,473,445
                                                 ------------      ------------      ------------      ------------
Gross profit                                        5,017,091         4,295,629        16,899,416        15,434,485

Selling, general, and administrative expense        6,017,544         6,538,970        18,750,688        18,124,717

Store closure expense                                      --             7,522           399,000            25,761

Depreciation expense                                  440,744           228,454         1,383,021           809,244

Amortization expense                                   30,000                --            90,000                --
                                                 ------------      ------------      ------------      ------------
Operating loss                                     (1,471,197)       (2,479,317)       (3,723,293)       (3,525,237)

Interest expense                                      557,936           362,183         1,411,593         1,209,138
Extraordinary item, loss on early
     retirement of debt                               150,000                --           150,000                --
                                                 ------------      ------------      ------------      ------------
Net income (loss)                                $ (2,179,133)     $ (2,841,500)     $ (4,734,375)     $ (5,284,886)
                                                 ============      ============      ============      ============
Loss per common share, basic and diluted         $       (.76)     $       (.80)     $      (1.85)     $      (1.37)
                                                 ============      ============      ============      ============
Weighted average common shares outstanding          2,856,126         3,565,812         2,856,126         3,448,831
                                                 ============      ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                      THIRTY-NINE WEEKS ENDED
                                                                   NOVEMBER 1,      OCTOBER 31,
                                                                      1997              1998
                                                                  ------------      ------------
NET LOSS                                                          $ (5,284,886)     $ (4,734,375)
ADJUSTMENTS TO RECONCILE NET LOSS TO CASH FROM OPERATIONS:
     Depreciation                                                    1,443,021           809,244
     Amortization of intangibles                                        30,000                --
       Loss on retirement of property                                    1,141            15,648
       Accretion of deferred gain                                           --           (73,247)
   Changes in assets and liabilities:
     (Increase) decrease in inventory                               (5,831,997)       (2,714,911)
     (Increase) decrease in other current assets                    (1,163,271)         (331,109)
     Increase (decrease) in accounts payable                         5,464,413         3,510,379
     Increase (decrease) in accrued expenses                           222,624          (414,003)
                                                                  ------------      ------------
     Total adjustments                                                 165,931           802,001
                                                                  ------------      ------------
     Net cash provided by (used in ) operations                     (5,118,955)       (3,932,374)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in property & equipment                               (537,900)         (925,838)
                                                                  ------------      ------------
     Net cash provided by (used in ) investing activities             (537,900)         (925,838)
                                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under long term debt                                66,830,668        58,867,545
      Borrowing from stockholder                                       500,000                --
     Payments under long term debt                                 (61,360,485)      (56,526,924)
     Payments under capital lease                                           --          (156,529)
     Proceeds from sale of Distribution and Corporate Offices               --         2,917,928
                                                                  ------------      ------------
     Net cash provided by (used in) financing activities             5,970,183         5,102,020
                                                                  ------------      ------------

NET INCREASE (DECREASE) IN CASH                                        313,328           243,808
CASH AT BEGINNING OF YEAR                                            1,065,564         1,042,357
                                                                  ------------      ------------
CASH AT END OF PERIOD                                             $  1,378,892      $  1,286,165
                                                                  ============      ============

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                     $  1,346,180      $  1,078,421

SUPPLEMENTARY NON-CASH FINANCING ACTIVITIES:
     Buyer's assumption of mortgage notes                         $         --      $ 10,332,475
     Deferred gain                                                $         --      $  3,548,658
     Incurrance of capital lease                                  $         --      $    624,597


   The accompanying notes are an integral part of these financial statements.

                             SOLO SERVE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1:

The financial statements as of November 1, 1997 and October 31, 1998, and for the thirteen and thirty-nine week periods ended November 1, 1997 and October 31, 1998 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of Solo Serve Corporation (the "Company") as of October 31, 1998, and the results of operations and cash flows for the periods presented. Such adjustments are of a normal and recurring nature. The results of operations for the thirteen and thirty-nine week periods are not necessarily indicative of the operating results for a full year or of future operations. These unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.


NOTE 2:

The Company's business has been affected by a number of factors, including increased competition in its principal markets, weakness in the apparel industry, unfavorable economic conditions in certain markets and other factors, many of which are not within the Company's control. Promotional activities by other retailers as well as the opening of additional store locations in the Company's principal markets have resulted in significant sales decreases. Additionally, during the third quarter hurricanes and floods impacted three of the Company's markets including New Orleans, the stores along the Rio Grande River, and San Antonio, and forced the temporary closure of some stores. This resulted in from one to five days of lost business in the affected stores, including some weekend days. The Company has maintained inventory at planned levels; however, the Company has experienced and continues to experience an unstable credit environment which has resulted in constraints on the Company's ability to receive certain merchandise at optimum times and in optimum quantities and which, in management's opinion, has contributed to the Company's sales declines. Continuing unfavorable business conditions and financial performance have heightened concern regarding the Company's creditworthiness, which, in the absence of a transaction that enhances the Company's liquidity, is likely to adversely affect the Company's ability to receive sufficient trade credit support to acquire adequate levels of inventory in the future. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has continued its efforts to seek additional debt or equity financing, but no such financing has been identified. The Company has retained a financial advisor to assist it in pursuing strategic alternatives, including, without limitation, additional debt or equity financing, a sale of the Company or all or substantially all of its assets, a restructuring of its current credit facility, or an alternative strategic transaction, any of which may be associated with a reorganization proceeding under Chapter 11 of the Bankruptcy Code.

NOTE 3:

Long-term debt consists of the following:

                                                               NOVEMBER 1,     JANUARY 31,     OCTOBER 31,
                                                                  1997            1998            1998
                                                               -----------     -----------     -----------
Notes payable to bank, interest at prime plus 1/2%
    secured by properties                                      $ 4,890,722     $ 4,808,716

Note payable to insurance company, interest at 8%; secured
    by equipment and properties                                    370,502         272,127              --

Mortgage notes payable to insurance companies, interest at
    9.5%; secured by the distribution center                     5,720,161       5,706,011              --

Revolving credit facility, interest at prime plus 1%            10,220,000       7,695,000      10,490,000
    (9.5% at October 31, 1998); secured primarily by
    inventory
                                                               -----------     -----------     -----------
                                                                21,201,385      18,481,854      10,490,000

Less current portion                                               769,613       5,140,895      10,490,000
                                                               -----------     -----------     -----------

Long-term portion                                              $20,431,772     $13,340,959     $         0
                                                               ===========     ===========     ===========

The Company had a term note payable to Chase Bank - Texas ("Chase") due in equal monthly payments of principal and interest of $64,117 until January 1999, when the remaining principal balance of $4.5 million was due. The Chase note was secured by the Company's three owned store locations. These properties were sold on August 28, 1998 and each property was leased back for a primary term of ten years. The Company was released from any future liability on this indebtedness. The transaction resulted in a gain of approximately $3.2 million, which has been deferred and will be amortized over the term of the leases.

The Company also had a note payable to MetLife Capital Corporation (the "MetLife Note"), which was secured by various equipment and fixtures located at the corporate office and certain stores. The MetLife Note required equal monthly payments, including principal and interest, of $35,044 until September 1998, when it was paid in full.

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

On March 16, 1998, the Company amended its loan agreement with Sanwa. The amendment waives compliance with the financial covenants at January 31, 1998, eliminates the Company's minimum net worth covenant entirely, and revises the interest coverage ratios for 1998. The amendment also increases the advance rate on the Company's eligible inventory from 65% to 70% from the date of the amendment through December 10, 1998 and provides an additional $600 thousand available to borrow based upon a new $600 thousand letter of credit in favor of Sanwa provided by GAC. The amendment provides that, as long as the $600 thousand letter of credit is in place, the advance rate would remain at 70%. The new $600 thousand letter of credit, which was originally due to expire November 30, 1998, has been renewed upon its terms so that the expiry date is now May 31, 1999. The $600 thousand letter of credit is in addition to the previously discussed $750 thousand letter of credit provided by GAC, which was originally anticipated to terminate December 31, 1998, but which has also been extended upon its terms so that the expiry date is now December 31, 1999. The letters of credit are secured by a second lien on substantially all of the assets of the Company.

The loan agreement further provided that if the Company elected to extend the expiry date of, or renew, either of the $600,000 or $750,000 letters of credit, then the Company would have the right to terminate the respective letter(s) of credit during such extension period upon thirty (30) days notice to Sanwa provided that, as of the date of such notice and the effective date of termination, (i) the borrowing base under the loan agreement (after deducting therefrom the amount of the letter of credit(s) being terminated) is equal to or greater than the then outstanding balance of the loan, and (ii) no default under the loan agreement has occurred and is then continuing. Provided such conditions are satisfied, Sanwa is obligated to return the respective letter(s) of credit upon the expiration of such thirty (30) day period. In the event that the borrowing base under the loan is insufficient to permit the Company to terminate both letters of credit, the Company may only terminate the $600,000 letter of credit in accordance with the preceding described terms.

On July 14, 1998, the Company further amended its loan agreement with Sanwa. The amendment waives compliance with the financial covenants through October 31, 1998 and revises the interest coverage ratios for the rolling 4-fiscal quarter period ending on or about January 31, 1999 at which time under the terms of the amendment the ratio is required to be 1.25 to 1.00. The Company is currently in compliance, but does not expect to meet the revised interest coverage ratio for the rolling 4-fiscal quarter period ending on or about January 31, 1999. As such, the entire balance due under the loan agreement has been reclassified as a current liability.

NOTE 4:

Capital lease obligation:

The Company has noncancelable lease agreements involving equipment with total costs of approximately $639,000. This lease has been classified as a capital lease, and the equipment under the capital lease is amortized over the life of the asset. Amortization of the equipment is included in depreciation expense.


The future minimum lease commitments as of October 31, 1998 are as follows:

               Year ending:
                       January 30, 1999              $   86,467
                       January 29, 2000                 345,867
                       January 28, 2001                  86,467
                                                     ----------
               Total minimum lease payments             518,801
               Less amount representing interest         50,733
                                                     ----------
                                                        468,068

               Less current portion capital lease       302,263
               obligation
                                                     ----------

               Long term capital lease obligation    $  165,805
                                                     ==========

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                NUMBER OF STORES

                           FISCAL 1997   FISCAL 1998
                           -----------   -----------
Beginning of year              28            28
Closed                         (3)           (1)
Opened                          1             3
                              ---           ---
END OF THIRD QUARTER           26            30
                              ===           ===

RESULTS OF OPERATIONS

The following table sets forth certain financial data of the Company expressed as a percentage of net revenues for the thirteen and thirty-nine weeks ended November 1, 1997 and October 31, 1998.



                           PERCENTAGE OF NET REVENUES

                                                    THIRTEEN WEEKS ENDED         THIRTY-NINE WEEKS ENDED
                                                  NOVEMBER 1,    OCTOBER 31,    NOVEMBER 1,    OCTOBER 31,
                                                     1997           1998           1997           1998
                                                  -----------    -----------    -----------    -----------
Net Revenues                                         100.0%         100.0%         100.0%         100.0%
Cost of goods sold, including buying and
distribution costs                                    70.0           73.0           70.7           69.7
                                                    ------         ------         ------         ------
Gross Profit                                          30.0           27.0           29.3           30.3
Selling, general and administrative expense           36.0           41.1           32.5           35.6
Store closure expense                                 --              0.1            0.7           --
Depreciation expense                                   2.6            1.4            2.4            1.6
Amortization expense                                   0.2           --              0.2           --
                                                    ------         ------         ------         ------
Operating income (loss)                               (8.8)         (15.6)          (6.5)          (3.0)
Interest expense                                       3.3            2.3            2.4            2.4
                                                    ------         ------         ------         ------
Net income (loss)                                    (13.0)%        (17.9)%         (9.2)%         (9.3)%
                                                    ======         ======         ======         ======

      THIRTEEN WEEKS (THIRD QUARTER) AND THIRTY-NINE WEEKS (YEAR-TO-DATE)
       ENDED OCTOBER 31, 1998 VERSUS THIRTEEN WEEKS AND THIRTY-NINE WEEKS
                             ENDED NOVEMBER 1, 1997

Results of Operations

The Company's net revenues for the third quarter and year-to-date period ended October 31, 1998 were $15.9 million and $50.9 million, respectively, as compared to $16.7 million and $57.7 million in the prior year. Comparable store sales decreased in the third quarter and year-to-date by 6.5% and 8.1%, respectively.

During the third quarter of 1998, the Company's business has been affected by a number of factors, including increased competition in its principal markets, weakness in the apparel industry, unfavorable economic conditions in certain markets and other factors, many of which are not within the Company's control. Promotional activities by other retailers as well as the opening of additional store locations in the Company's principal markets have resulted in significant sales decreases. Additionally, during the third quarter hurricanes and floods impacted three of the Company's markets including New Orleans, the stores along the Rio Grande River, and San Antonio, and forced the temporary closure of some stores. This resulted in from one to five days of lost business in the affected stores, including some weekend days.

Gross profit for the third quarter of 1998 decreased by $700,000 to $4.3 million from $5.0 million in the third quarter of the prior year. Approximately $225,000 of the decrease is due to rent paid on the Distribution Center as a result of the sale/leaseback in 1998. Gross profit for the first three quarters of 1998 decreased $1,500,000 to $15.4 million from $16.9 million during the comparable period of the prior year. The gross profit rate increased from 29.3% to 30.3% (a 3.4% increase). Of the decrease in gross profit dollars, approximately $500,000 is due to rent paid on the Distribution Center as a result of the sale/lease back in 1998. The remaining decrease during the first three quarters of 1998 resulted principally from the decline in sales during the period not being fully offset by the increase in gross profit rates.

For the third quarter of fiscal 1998, selling, general and administrative expenses increased $500,000 to $6.5 million from $6.0 million in 1997. This increase is due primarily to increases in human resource, rent and other costs for the additional stores operated in the third quarter of 1998 as compared to the same period of the prior year. For the first three quarters of fiscal 1998, selling, general and administrative expenses decreased $700,000 to $18.1 million from $18.8 million in 1997. These reductions in expenses are due primarily to a decrease in advertising and promotional expense, and a decrease in human resource expenses as a result of reductions in staff levels at the stores from fiscal 1997.

Depreciation and amortization in the third quarter of 1998 decreased 48% to $228,454 from $440,744 for the same period in 1997. Depreciation and amortization for the thirty-nine weeks ended October 31, 1998 decreased 41% to $809,244 from $1.4 million during the comparable period in 1997. This is primarily due to certain assets becoming fully depreciated in 1997, the write off of good will in 1997, and the sale/lease back of the Distribution Center and Corporate Headquarters and three store locations in 1998.

The Company recorded net interest expense for the third quarter of 1998 of approximately $362,000 as compared to $558,000 during the third quarter of 1997. The decrease was primarily the result of the payoff of the loan and infusion of cash that resulted from the sale/lease back of the Distribution Center and Corporate Headquarters and the three store locations.

The Company recorded net losses of $2.8 million and $4.7 million for the thirteen and thirty-nine weeks ended October 31, 1998, respectively. This is compared to net losses of $2.2 million and $5.3 million for the thirteen and thirty-nine weeks ended November 1, 1997. The improvement in year to date net loss is primarily due to improved gross margins, and reductions in expenses as discussed above.

In June 1998, the Company signed a lease for a new store in Del Rio, Texas, which it opened in early August 1998, and in August 1998 signed a lease for a new store in Athens, Texas, which it opened in October 1998.

During 1997 the Company had piloted a new point of sale ("POS") cash register system at three stores. In July 1998, the Company signed a lease for the new POS cash registers, which it has installed in all of its remaining stores. (See Note 4 to Financial Statements.) The new system supports the Company's Club Solo marketing strategy, speeds customer check-out, improves customer service, enhances reporting capabilities, and is certified by manufacturers to be Year 2000 compliant.

In November, the Company rolled out its new Club Solo campaign, a marketing program designed to enhance and increase participation in its frequent shopping discount program for customers. The goal was to enroll 100,000 customers in the new program, and through December 12th approximately 147,000 have been enrolled.

Impact of Year 2000

An issue affecting most businesses today, including the Company, is whether computer systems and applications will properly function from and after the year 2000 (the "Year 2000 Issue"). The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any information system that uses dates to function may recognize a date using "00" as the year 1900 rather than the year 2000 or may otherwise fail to process information accurately due to the Year 2000 Issue, which could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities. The Company is in the process of reviewing potential system problems related to the Year 2000 Issue, and management believes that the Company will modify or replace significant portions of its hardware and software to address the Year 2000 Issue. Management believes the recent lease/purchase of new cash registers for all of the stores (see Note 4 to financial statements) is a significant step in addressing some of the Company's potential Year 2000 problems, and is probably the most costly part of its plan. The Company is not yet able to estimate the additional cost of its compliance efforts with respect to the Year 2000 Issue. Although no assurances can be given, management presently does not expect such costs to have a material adverse effect on the future results of operations of the Company.

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

The Company will utilize both internal and external resources to reprogram, upgrade and test its information systems Year 2000 Issue modifications. The Company currently anticipates completing the Year 2000 Issue project not later than March 31, 1999, which is prior to any anticipated impact on its operating systems.

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

Liquidity and Capital Resources

Cash used by operating activities in the first three quarters of fiscal 1998 was $3.9 million. This was primarily the result of the net loss ($4.7 million), increases in inventories ($2.7 million) and other current assets ($331 thousand), and a decrease in accrued expense ($414 thousand), net of an increase in accounts payable ($3.5 million). Capital expenditures were $1.2 million, consisting primarily of opening costs of new stores and the capital lease/purchase of a new POS cash register system ($625 thousand).

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

The Company had a term note payable to Chase Bank-Texas ("Chase") due in equal monthly payments of principal and interest of $64,117 until January 1999, when the remaining principal balance of $4.5 million was due. The Chase note was secured by the Company's three owned store locations. These properties were sold on August 28, 1998 and each property was leased back for a primary term of ten years. The Company was released from any future liability on this indebtedness and netted $1.2 million after selling costs. The transaction resulted in a gain of $3.2 million, which has been deferred and will be amortized over the term of the leases.

The Company also had a note payable to MetLife Capital Corporation (the "MetLife Note"), which was secured by various equipment and fixtures located at the corporate office and certain stores. The MetLife Note required equal monthly payments, including principal and interest, of $35,044 until September 1998, when it was paid in full.

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

On March 16, 1998, the Company amended its loan agreement with Sanwa. The amendment waives compliance with the financial covenants at January 31, 1998, eliminates the Company's minimum net worth covenant entirely, and revises the interest coverage ratios for 1998. The amendment also increases the advance rate on the Company's eligible inventory from 65% to 70% from the date of the amendment through December 10, 1998 and provides an additional $600 thousand available to borrow based upon a new $600 thousand letter of credit in favor of Sanwa provided by GAC. The amendment provides that, as long as the $600 thousand letter of credit is in place, the advance rate would remain at 70%. The new $600 thousand letter of credit, which was originally due to expire November 30, 1998, has been renewed upon its terms so that the expiry date is now May 31, 1999. The $600 thousand letter of credit is in addition to the previously discussed $750 thousand letter of credit provided by GAC, which was originally anticipated to terminate December 31, 1998, but which has also been extended upon its terms so that the expiry date is now December 31, 1999. The letters of credit are secured by a second lien on substantially all of the assets of the Company.

The loan agreement further provided that if the Company elected to extend the expiry date of, or renew, either of the $600,000 or $750,000 letters of credit, then the Company would have the right to terminate the respective letter(s) of credit during such extension period upon thirty (30) days notice to Sanwa provided that, as of the date of such notice and the effective date of termination, (i) the borrowing base under the loan agreement (after deducting therefrom the amount of the letter of credit(s) being terminated) is equal to or greater than the then outstanding balance of the loan, and (ii) no default under the loan agreement has occurred and is then continuing. Provided such conditions are satisfied, Sanwa is obligated to return the respective letter(s) of credit upon the expiration of such thirty (30) day period. In the event that the borrowing base under the loan is insufficient to permit the Company to terminate both letters of credit, the Company may only terminate the $600,000 letter of credit in accordance with the preceding described terms.

On July 14, 1998, the Company further amended its loan agreement with Sanwa. The amendment waives compliance with the financial covenants through October 31, 1998 and revises the interest coverage ratios for the rolling 4-fiscal quarter period ending on or about January 31, 1999, at which time under the terms of the amendment the ratio is required to be 1.25 to 1.00. The Company is currently in compliance, but does not expect to meet the revised interest coverage ratio for the rolling 4-fiscal quarter period ending on or about January 31, 1999. As such, the entire balance due under the loan agreement has been reclassified as a current liability.

During the third quarter of 1998, the Company's business has been affected by a number of factors, including increased competition in its principal markets, weakness in the apparel industry, unfavorable economic conditions in certain markets and other factors, many of which are not within the Company's control. Promotional activities by other retailers as well as the opening of additional store locations in the Company's principal markets have resulted in significant sales decreases. Additionally, during the third quarter hurricanes and floods impacted three of the Company's markets including New Orleans, the stores along the Rio Grande River, and San Antonio, and forced the temporary closure of some stores. This resulted in from one to five days of lost business in the affected stores, including some weekend days. The Company has maintained inventory at planned levels; however, the Company has experienced and continues to experience an unstable credit environment which has resulted in constraints on the Company's ability to receive certain merchandise at optimum times and in optimum quantities and which, in management's opinion, has contributed to the Company's sales declines. Continuing unfavorable business conditions and financial performance have heightened concern regarding the Company's creditworthiness, which, in the absence of a transaction that enhances the Company's liquidity, is likely to adversely affect the Company's ability to receive sufficient trade credit support to acquire adequate levels of inventory in the future. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company's sales results have continued to be disappointing, which has adversely affected the Company's liquidity position and financial performance, and has intensified trade creditor and vendor concern regarding the Company's creditworthiness. The Company has continued its efforts to seek additional debt or equity financing, but no such financing has been identified. The Company has retained a financial advisor to assist it in pursuing strategic alternatives, including, without limitation, additional debt or equity financing, a sale of the Company or all or substantially all of its assets, a restructuring of its current credit facility, or an alternative strategic transaction, any of which may be associated with a reorganization proceeding under Chapter 11 of the Bankruptcy Code. The outcome of the Company's ongoing efforts to improve its liquidity position cannot be determined at this time; however, if the Company, with the assistance of its financial advisor, cannot reach agreement regarding a transaction resulting in additional liquidity by the end of the current fiscal year or earlier, management anticipates that it may be necessary to seek to reorganize the Company, reduce the Company's scale of operations, and/or liquidate some or all of its assets, any of which would likely be associated with a Chapter 11 proceeding under the Bankruptcy Code. Under such circumstances the interests of common stockholders would likely be afforded nominal, if any, value.

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

10.10      Solo Serve Corporation 1995 Stock Incentive Plan (8)+

10.11      Solo Serve Corporation Director Stock Option Plan (8)+

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

10.18      Consulting Services Agreement between the Company and Robert J. Grimm
           (10)+

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

10.54 Contract for Purchase and Sale by and between the Company and Goldstar Investments, Ltd., as amended (22)

10.55 Second Amendment to Loan and Security Agreement by and between the Company and Sanwa Business Credit Corporation (22)

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

          (18) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for October 2, 1997.

          (19) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for March 17, 1998.

          (20) Incorporated by reference to the Exhibits filed to the Company's Annual Report on Form 10-K for the Fiscal Year ended January 31, 1998.

          (21) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended May 2, 1998.

          (22) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended August 1, 1998.



         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                              SOLO SERVE CORPORATION

                                              By: /s/ Charles Siegel
                                                 ------------------------------
                                                 Charles Siegel,
                                                 President and Chief Executive
                                                 Officer

                                              By: /s/ Ross E. Bacon
                                                 ------------------------------
                                                 Ross E. Bacon,
                                                 Executive Vice President and
                                                 Chief Operating and Financial
                                                 Officer

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

10.10      Solo Serve Corporation 1995 Stock Incentive Plan (8)+

10.11      Solo Serve Corporation Director Stock Option Plan (8)+

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

10.18      Consulting Services Agreement between the Company and Robert J. Grimm
           (10)+

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

10.54 Contract for Purchase and Sale by and between the Company and Goldstar Investments, Ltd., as amended (22)

10.55 Second Amendment to Loan and Security Agreement by and between the Company and Sanwa Business Credit Corporation (22)

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

          (18) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for October 2, 1997.

          (19) Incorporated by reference to the Exhibits filed to the Company's Current Report on Form 8-K for March 17, 1998.

          (20) Incorporated by reference to the Exhibits filed to the Company's Annual Report on Form 10-K for the Fiscal Year ended January 31, 1998.

          (21) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended May 2, 1998.

          (22) Incorporated by reference to the Exhibits filed to the Company's Quarterly Report on Form 10-Q for the Quarter ended August 1, 1998.